Form 10-Q
period 2010-09-30
USChina Taiwan Inc
filed 2010-10-27
CIK 1487252

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: September 30, 2010.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-165526

                       USChina Taiwan, Inc.

        __________________________________________________

       (Exact name of registrant as specified in its charter)

            Nevada                              27-2039490

--------------------------------     ----------------------------------

(State or other jurisdiction of      (IRS Employer Identification No.)

incorporation or organization)

Taiwan:    16F-5, No. 78-17, Sec. 2 Zhong Gang Rd. Taichung, Taiwan

(Address of principal executive offices)      (Postal or Zip Code)

Registrant's telephone number, including area code:  886-916-456-210

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days

Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer [ ](Do not        Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  []  No  [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,225,000 shares of common stock with par value of $0.001 per share outstanding as of October 25, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED September 30, 2010

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Balance Sheets

             3

        Statement of Operations

                         4

        Statement of Cash Flows

                         5

        Condensed Notes to Consolidated Financial Statement

             6

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      12

Item 3. Quantitative And Qualitative Disclosure About Market Risk       14

Item 4T. Controls and Procedures

      14

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      15

Item 3. Defaults Upon Senior Securities

      15

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits

      15


                     Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheet

As of September 30 and March 31, 2010

	9/30/2010	3/31/2010
	(unaudited)	(audited)
Cash	$ 7,206	$ 1,225

Total Current Asset	$ 7,206	$ 1,225
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,206	$ 1,225

Liabilities and Shareholders' equity
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ -
Other		$ -

Long-term Debt		$ -

Total Liabilities	$ 5,985	$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,225,000 issued & outstanding	$ 1,225	$ 1,225
Additional paid-in capital	$ 29,985	$ 29,985
Deficit accumulated in development stage	$ (29,989)	$ (29,985)

Total Shareholders' Equity	$ 1,221	$ 1,225

Total Liabilities and Shareholders' Equity	$ 1,221	$ 1,225

USChina Taiwan INC.

 Statement of Operations

Three Months Ended September 30, 2010, and

From December 18, 2009 (Inception) Through September 30, 2010

(Unaudited)

From
	Three Month	12/18/2009
	ended on	(Inception) to
	9/30/2010	9/30/2010
Revenue	$ -
Cost of Revenue	$ -
Gross Profits	$ -

Operating Expenses
Selling expenses	$ -
General and administrative expenses	$ -	$ 29,997
Research and development costs
Total Operating Expenses	$ -

Income (loss) from Operation	$ -	$ (29,997)

Other income (expenses)	$ -
Interests income (expenses)	$ 6	$ 8
Income tax	$ -

Net income (loss)	$ 6	$ (29,989)

Net earning per share
Basic and diluted	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,225,000	1,225,000

USChina Taiwan INC.

 Statement of Cash Flows

Three Months Ended September 30, 2010, and

From December 18, 2009  (Inception) Through September 30, 2010

 (Unaudited)

From
	Three Month	12/18/09
	Ended	(Inception) to
	9/30/2010	9/30/2010
Cash Flow from operating activities
Net Income (Loss)	$ 6	$ (29,989)

Net cash provided by operating activities	$ 6	$ (29,989)

Cash flows from investing activities		$ -

Cash flows from financing activities
Proceeds from loan payable		$ 5,985

Proceeds from sale of common stock		$ 1,225
Proceeds from additional paid-in capital		$ 29,985
Net cash provided by financing activities	$ -	$ 37,195

Increase (decrease) in cash		$ -
Cash, beginning at the period	$ 7,200	$ -
Cash, end at the period	$ 7,206	$ 7,206

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -

                        USChina Taiwan Inc.

                  NOTES TO FINANCIAL STATEMENTS

                        September 30, 2010

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Taiwan Inc was incorporated in Nevada on December 18, 2009, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in the Taiwan that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

The Company was a subsidiary of USChina Channel Inc., and spun off on March 15, 2010.

The Company is in the development stage with minimal operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

The Company has elected a March 31 year-end.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through September 30, 2010.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i)

persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending March 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

•

A subsidiary or group of assets that is a business or nonprofit activity

•

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

•

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

•

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

•

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to September 30, 2010 and generated no revenues with operation loss of $29,989, or $(0.02) per share, and the Company's current asset of $1,221 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of September 30, 2010

Deferred tax assets:

     Net operating tax carry forwards             $  29,989

     Other                                                0

     Valuation allowance                          $ (29,989)

     Net deferred tax assets                      $       0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As for the quarter ended September 30, 2010, the Company has a net operating income of $6, or $ 0.00 per share. As for the inception December 18, 2009 to September 30, 2010, the Company has a net operating loss carry forward of $(29,989), or $(0.02) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

  None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,225,000 shares issued and outstanding, and the shareholder equities were $1,221.

Item 2. Management's Discussion And Analysis Of Financial Condition

        And Results Of Operation

FORWARD-LOOKING STATEMENTS

~~Subject to Section 2~~ T ~~t~~ his document contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this document, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this document. The cautionary statements should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company.  Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

The statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document, and any documents incorporated by reference herein

We do not undertake any obligation to update any forward-looking statements contained in this document to reflect new events or circumstances, unless and to the extent required by applicable law. ~~made by us.~~

Plan of Operation

USChina Taiwan INC (the Incorporation) was incorporated on December 18, 2009, under the laws of the State of Nevada. It was a subsidiary of USChina Channel Inc with no operation. On March 15, Ching-Sang Hong joined USChina Taiwan as Chairman, and separated the Incorporation from USChina Channel as an independent entity, to engage in the financial consulting service business in Mainland of China and Taiwan.

Currently, Mr. Hong owned 90% of the shares of common stock of our company. He is Chairman, CEO and CFO of our company. We have US office at 665 Ellsworth Avenue, New Haven, CT 06511, telephone number (203) 844-0809 and Taiwan’s office at 16F-5, No. 78-17, Sec. 2 Zhong Gang Rd. Taichung, Taiwan, and telephone number: 886-916-456-210. Currently USChina Taiwan shared its website with USChina Channel INC. at

     http://www.uschinachannel.net/index/USChina_Taiwan_Inc#item351611

The website will have further construction as the business development going on.

The Company's business will focus on furnishing business consulting services to the small and medium sized private companies in Taiwan who wish to find business partners, agencies, financing sources, or who wish to become public through an IPO or reverse merger in the United States, or Canada. These services consist of:

a. Oversea expansion and other new strategy consultation:

     Including preparing business plan; budget analysis; asset sale consulting, new business establishment consulting including how to build new facility overseas; giving tax advice on different jurisdictions through cooperative with local accountants; to help negotiating business cooperative plans among Taiwan entrepreneurs, and companies or local governments of Mainland of China.

b. Consulting for going public in USA or Canada:

     Including preparing business plan; education for qualifying as a public entity; front costs estimation and spending control in going public process; to identify and hire independent accounting firm for auditing; to identify and hire local and US attorneys for legal advises; after sustaining in the capital markets initiating trading to hire USChina Channel Inc., or Andrew Chien, as a sub-contractor, with a compliance service platform for Forms 10-K and 10-Q and other SEC filings.

c. Private financing, most in Taiwan:

     This private financing would include arranging seed money such as front costs for company going public or oversea expansion. We will arrange our clients to join the investing conferences, or help to apply for bank loans.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations.

In a development stage company, management devotes most of its activities to develop a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue.

Mr. Hong has several potential clients and associated projects among travel industries, toy makers, semiconductor manufacturers and food makers. Some companies have frequently contacted with Mr. Hong, showed interests to hire Mr. Hong as their financial consults to do going USA public. However, Mr. Hong has signed the definite agreement with any one of them. One consideration is the recent market condition changes.

After the financial crisis, China has become the world's largest IPO Market in the world, and the relative easier financing in China makes USA market relative less attractive to China and Taiwan operated companies. Although the accumulated number of Chinese operated companies listed in USA has over 500. The annually new listing Chinese operated companies for OTCBB has greatly reduced in past twelve months. Most companies are interested immediately financing, and wanted to list in NASDAQ. On the other hand, USA investors are more interested to financing the companies in later development stage with reliable growth earnings in the next three to five years.

Mr. Hong, after analyzing these current potential clients, got the conclusion that the operating size of these companies is relative too small, and the estimated time and costs requirement for these companies going to list in NASDAQ may not be affordable.

Mr. Hong currently lived in Mainland of China doing further investigation and research for the preparation of launching the operation of our company.

Our company is still in the process to quote the price of the shares of our common stock in OTCBB. So far we have made a big progress that SEC announced the effective S-1 of our company in the end of September 2010.

Liquidity and Capital resources:

Since Mr. Hong has no compensation, no cash was charged on operation in the three months period ended on September 30, 2010. There was $ 7,006 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on September 30, 2010.

Item 3.  Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4T. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                USChina Taiwan Inc

 Dated: October 25, 2010      By: /s/ Ching-Sang Hong

------------------------

 Ching-Sang Hong, CEO, CFO

8