Form 10-Q
period 2010-12-31
USChina Taiwan Inc
filed 2011-02-14
CIK 1487252

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: December 31, 2010.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,225,000 shares of common stock with par value of $0.001 per share outstanding as of February 14, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 31, 2010

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

Item 3. Defaults Upon Senior Securities

      15

Item 4. Submission of Matters to a Vote of Security Holders

      15

Item 5. Other Information

      15

Item 6. Exhibits

      15


                     Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheets

As of December 31, and March 31, 2010

	12/31/2010	3/31/2010
	(unaudited)	(audited)
Cash	$ 7,210	$ 1,225

Total Current Asset	$ 7,210	$ 1,225
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,210	$ 1,225

Liabilities and Shareholders' equity
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ -
Other		$ -

Long-term Debt		$ -

Total Liabilities	$ 5,985	$ -

Shareholders' Equity
Common shares w/ par value $ 0.001
1,225,000 issued & outstanding	$ 1,225	$ 1,225
Additional paid-in capital	$ 29,985	$ 29,985
Deficit accumulated in development stage	$ (29,985)	$ (29,985)

Total Shareholders' Equity	$ 1,225	$ 1,225

Total Liabilities and Shareholders' Equity	$ 1,225	$ 1,225

USChina Taiwan INC.

Statements of Operations

Three Months Ended December 31, 2010, and

From December 18, 2009 (Inception) Through December 31, 2010

(Unaudited)

From
	Three Month	12/18/2009
	ended on	(Inception)to
	12/31/2010	12/31/2010
Revenue	$ -
Cost of Revenue	$ -
Gross Profits	$ -

Operating Expenses
Selling expenses	$ -
General and administrative expenses	$ -	$ 29,997
Research and development costs
Total Operating Expenses	$ -

Income (loss) from Operation	$ -	$ (29,997)

Other income (expenses)	$ -
Interests income (expenses)	$ 4	$ 12
Income tax	$ -

Net income (loss)	$ 4	$ (29,985)

Net earning per share
Basic and diluted	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,225,000	1,225,000

USChina Taiwan INC.

Statements of Cash Flow

Three Months Ended December 31, 2010, and

From December 18, 2009 (Inception) Through December 31, 2010

(Unaudited)

From
	Three Month	12/18/09
	Ended	(Inception) to
	12/31/2010	12/31/2010
Cash Flow from operating activities
Net Income (Loss)	$ 4	$ (29,985)

Net cash provided by operating activities	$ 4	$ (29,985)

Cash flows from investing activities		$ -

Cash flows from financing activities
Proceeds from loan payable		$ 5,985

Proceeds from sale of common stock		$ 1,225
Proceeds from additional paid-in capital		$ 29,985
Net cash provided by financing activities	$ -	$ 37,195

Increase (decrease) in cash		$ -
Cash, beginning at the period	$ 7,206	$ -
Cash, end at the period	$ 7,210	$ 7,210

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -

                        USChina Taiwan Inc.

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 2010

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through December 31, 2010.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to December 31, 2010 and generated no revenues with operation loss of $29,985, or $(0.02) per share, and the Company's current asset of $1,225 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2010

Deferred tax assets:

     Net operating tax carry forwards             $  29,985

     Other                                                0

     Valuation allowance                          $ (29,985)

     Net deferred tax assets                      $       0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As for the quarter ended December 31, 2010, the Company has a net operating income of $4, or $ 0.00 per share. As for the inception December 18, 2009 to September 30, 2010, the Company has a net operating loss carry forward of $(29,985), or $(0.02) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

  None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,225,000 shares issued and outstanding, and the shareholder equities were $1,225.

Item 2. Management's Discussion And Analysis Of Financial Condition

        And Results Of Operation

FORWARD-LOOKING STATEMENT

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

Hong as their financial consults to do going USA public. However, Mr. Hong hasn’t signed the definite agreement with any one of them. One consideration is the recent market condition changes.

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

Liquidity and Capital resources:

Since Mr. Hong has no compensation, and he spent his own money for the develop stage of our company, no cash was charged on operation in the three months period ended on December 31, 2010. There was $ 7,210 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on December 31, 2010.

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

                                USChina Taiwan Inc

 Dated: February 14, 2011      By: /s/ Ching-Sang Hong

------------------------

 Ching-Sang Hong, CEO, CFO