Form 10-Q/A
period 2010-12-31
USChina Taiwan Inc
filed 2011-03-02
CIK 1487252

                            UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                            FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [x]  No  []

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

                                  USChina Taiwan Inc

 Dated: March 2, 2011            By: /s/ Ching-Sang Hong

   ------------------------

   Ching-Sang Hong, CEO, CFO