Form 10-K
period 2011-03-31
USChina Taiwan Inc
filed 2011-06-29
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the period ended: March 31, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Act of 1934

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

incorporation or organization)

Taiwan: 16F-5, No. 78-17, Sec. 2 Zhong Gang Rd. Taichung, Taiwan ______________

(Address of principal executive offices)            (Postal or Zip Code)

Registrant's telephone number, including area code: Taiwan: 886-916-456-210

USA: 203-844-0809

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", " accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]           Accelerated filer [ ]

Non-accelerated filer [ ](Do not      Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No[x]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 22, 2011 was 1,230,000 shares.

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED March 11, 2011

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1: Description of Business:

USChina Taiwan Inc was incorporated in the State of Nevada on December 18, 2009 by USChina Channel Inc., as a subsidiary, managed by Andrew Chien. On March 15, USChina Taiwan Inc separated from USChina Channel Inc as an independent company, issued 90% of the outstanding common stock to Ching-Sang Hong, and elected him as a sole member of the Board of Directors, and Andrew Chien resigned as a general manager.

Our office address from which we will conduct our business is located at 16F-5, No. 78-17, Sec. 2 Zhong Gang Road Taichung, Taiwan, with telephone number: 886-916-456-210, and our USA office is at 665 Ellsworth Avenue, New Haven, CT 06511 with telephone number 203-844-0809. Our website is at:

uschinachannel.net/index/USChina_Taiwan_Inc#item351611

which will continue in construction as the business development going on.

The Company's business focuses on management and financial consulting in Taiwan, and the Company's CEO: Ching-sang Hong, has engaged in similar business privately since 1998, and he plans to rebuild his business in a public entity. This is because from private going public becomes a hot topic of the consulting business among Taiwan entrepreneurs as more Taiwan entrepreneurs expanded their business into the Mainland of China and the Mainland of China became the world's largest IPO Market in 2010. Although we don't have generated revenue yet, we are not a blank check company because we have clear, practicable, and specific business strategy and plan to serve special customers – the underserved small to middle sized Taiwan entrepreneurs who are in international business operation. Currently, we are actively developing our business independently.

In Taiwan, we currently use the home of our sole director, Ching-Sang Hong, rent-free as our office, 16F-5, No. 78-17, Sec. 2 Zhong Gang Rd. Taichung, Taiwan, and in USA we shared the office of USChina Channel LLC, 665 Ellsworth Avenue, New Haven, CT 06511.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information provided in this annual report and other filings. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Risks Relating To Our Business

We have no operating history and even no any signed contract at this time and our operating results are unpredictable.

We have no operation history. Since the Company's formation, we have not realized any revenue yet. We do not have any signed contract with any customers at this time. There are no history data or pending agreements upon which our investors could evaluate, estimate or predict our future revenue and profits. The likelihood of our company's success must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development.

We will incur increased costs as a result of being a public company, including the adoption of Sarbanes-Oxley Act, which may not be affordable to us.

Rules adopted by SEC pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal control over financial reporting, and attestation of this assessment by the Company’s independent registered public accountants. These requirements make us first to changes in corporate governance practices and to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them, while simultaneously developing and organizing with our business. As a developing stage company, these new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time. Since we have limited financial resources and staff time, we may not be affordable of the increased costs, which ultimately could cause you to lose your investment.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the future if we do not generate revenue and get profits soon. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholders and creditors' confidence may be very low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

Our only Director, Mr. Hong has limited financial capability, and has to run additional business. He may be unable to devote his full time, or even honor all his financial commitment to the Company, and eventually cause you to lose your investment if his outside business fails.

Mr. Hong, our President and sole Director, personally bears the costs of bringing this company as a public entity, and bears the loan for the operation of this company. He has limited financial capability, for example he recently took personal credit line of $200,000 from a bank to help him to cover his personal expenses, including his personal investment in our company. Additionally, he is running other business to generate the income to support his operating of this company. He owns Crown Assets Administrative LLC, a Taiwan registered company, and he is the Chief Secretary of Ma-Friend organization, which was organized for the election of President Ma, Ying-Jeou, Republic of China (Taiwan). The activities of his additional business may constantly occupy his time, which may result in interruptions or delays in our customer service for our Company.

Mr. Hong's limited financial capability also may cause his unable to even honor all his financial commitment with the Company, and eventually to cease the operation of our Company, and cause you to lose all your investment.

We face strong competitors, which may force us out of business:

There are numerous competitions existing in Taiwan management and financial consultation business: such as Abeam Taiwan, LADO Management Consultants Ltd., etc, which have greater financial resources, longer operating history, brand name recognition, and superior marketing than us. We compete with them by targeting an underserved market, which are small companies, typically managed by an owner personally or an owner’s family only, which lacks the experience of running a stock cooperation or a public company. There is no guarantee that our strategy will work since our company doesn't have operation history. Even if we have the clients in the future, the competitors' aggressive pricing may greatly reduce our revenue and profits margin. We may never be success if we fail to compete with our competitors.

We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance to cover legal hassles due to claims of negligence; no key person Insurance to protect our company from a key person dies, falls ill, or leaves; no criminal insurance to protect us from theft and malicious damage. Any unanticipated events or expenses may hurt our business substantially.

If we grant employees share options or other share-based compensation in the future, our net income per share could be negatively affected.

If we are forced to pay employees or business cooperators with stock, or stock options for services already performed, we may substantially reduce the worth of each share.

Our sole director controls our Company, which could result in a lack of independence needed on certain issues and decisions, which impacting our shareholders.

Our sole director, Mr. Hong currently owns 90% of the outstanding common stock, remaining in control of the Company. Although Mr. Hong is not party to any voting agreement, he will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit your ability to change the Company's operations. Accordingly, our shareholders will not have sufficient votes to cause the removal of Mr. Hong in his function as officer and director.

As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. There can be no assurance that Mr. Hong will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

Such concentrated control of the Company may adversely affect the price of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Operations outside the United States may be affected by different local politics, business and cultural factors, different regulatory requirements and prohibitions between jurisdictions.

Operations outside the United States may be affected by different local business and cultural factors, different regulatory requirements and prohibitions between jurisdictions, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments; and changes in regulatory requirements for financing activities.

We are working in the emerging markets (i.e. nations with social or business activity in the process of rapid growth and industrialization). The developing nature of these emerging markets presents a number of risks and uncertainties. For example, after the new President Ma charged Taiwan government in 2008, his one China policy (meaning no intention to separate Taiwan from Mainland of China permanently) greatly improved economy cooperation between Taiwan and Mainland of China, and brings new economy development opportunities in Taiwan, which indicates that the political environment has big influences on Taiwan's economy and our potential business. Any change of one china policy by the Taiwan government will have negative effectiveness on our future.

Risks Related to Our Securities

We must comply with penny stock regulations, which could effect the liquidity and price of our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's consent; and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We do not anticipate paying any cash dividends in the foreseeable future, which may reduce your return on an investment in our common stock.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

There is no trading market for our common stock and quoting our stock price on the Over-The-Counter Bulletin Board increases the volatility of our stock and makes it harder to sell our stock.

Our common stock is not eligible for trading on any stock exchange and there can be no assurance that our common stock will achieve listing on any such exchange. Currently, our stock prices are quoted on the Over-The-Counter Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

a). The lack of readily available price quotations;

b). The absence of consistent administrative supervision of "bid" and "ask" quotations;

c). Lower trading volume; and

d). Market conditions.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned

Investors may suffer substantial dilution or an unrealized loss of seniority in preferences and privileges if we need to seek additional funding in the future.

We have authorized 60 millions of shares with only about over 1 millions of shares outstanding. If we desire to raise additional capital in the future because we will experience losses, and has little assets in our current operations, or we need to expand our operations, then we may have to issue additional equity, preferred securities or convertible debt securities, which may not need the approval of current shareholders. The issuance of new shares would cause the buyers in this offering to suffer dilution of their ownership percentage. The dilution may be substantial because if maximum 60 millions would have issued, the dilution would be approximately fifty times, or the current shareholder's ownership would reduced to about 1/50. In addition, it is possible that any future securities could grant new shareholders rights, preferences, and/or privileges that are different from this offering.

Sales of the common stock by Mr. Hong may cause the market price for the common stock to decrease.

A total of 1,102,500 shares of common stock was sold to Mr. Hong at a price substantially less than the offering price of the shares being offered to investors in this offering. If he decides to sell any of his common stock in the future, those sales may cause the market price of the common stock to decrease. However, all of the shares of common stock owned by Mr. Hong are restricted securities as defined under Rule 144 of the Securities Act; meaning his stock may be eligible for sale after a period of six month, subject to timing, limits of sale quantity, and sale restrictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Hong supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "UCHN". The trade price was about $2.00 with limited volume.

b. Holders

As of March 31, 2011, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

c. Dividends.

None.

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

On April 6, 2011, the company issued 5,000 restricted shares, valued at $50 for outside services.

Item 6. Selected Financial Data

Financial Highlights($)

Item 7. Management’s Discussion and Analysis or Plan of Operation:

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On March 31, 2011, the cash balance on hand for the Company was about $ 7,215 including advanced payment of free-of-interests loan from Director of $5,985.

After the financial crisis, the service area for USA public and China operated companies has a lot of change. China has become the world's largest IPO Market in 2010, and the quick development of Chinese stock market makes USA market relative less attractive to Chinese (Taiwanese) operated companies. The new listing Chinese companies for OTCBB have greatly reduced in past twelve months. Most companies are interested in immediately financing, and want to list in NASDAQ, and they are reluctant to pay high front costs for USA public listing. On the other hand, some companies, whose stock traded in OTCBB for a couple of years without any financing yet, complained about the high auditing fee and other maintenance costs of the keeping public in USA. Some is willing to withdraw as OTCBB quoting in order to reduce the overhead costs.

However, we believe that this is just temporary barrier and the financial ties between USA and China (Taiwan) will become close as the world economy migration trend continues. Our Chairman Mr. Hong currently is, for most time, living and working in mainland of China. His widely contact with Taiwanese entrepreneurs with investment in Mainland of China will eventually build a good base for our company to develop.

Results of Operations for the Fiscal Year Ended March 31, 2011

We did not earn any revenues, and incurred operating income $4 contributed from interests minus immaterial costs for the year ended March 31, 2011, compared with operating expenses in the amount of $29,985 for the year ended March 31, 2010, which were mainly used to the preparation of the registration statement.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2011, we had approximately $ 7,215 in cash and cash equivalents.

Exchange Rates:

Recently, the general trend of the Exchange Rate of US dollar (“USD”) to Taiwan Dollar (“TWD”) is decline. On March 31, 2011, 1 USD exchanging 29.5 TWD compared with 1 USD exchanging 32 TWD one year ago. The downtrend of US dollar increased the affordability of the potential Taiwanese (Chinese) clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Control Over Financial Reporting:

The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only with proper authorizations; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all errors and all frauds. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Conclusions:

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

All directors of our Company hold office until the next annual meeting of the shareholders, or until their successors have been elected. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of date of the report, our directors and executive officers are listed below.

Ching-Sang Hong, 53, Chairman, CEO and CFO, currently most time living in China and Taiwan. He is the owner of Crown Assets Administrative LLC, a business registered in Taiwan in 1998, engaging in the business management consulting.

Since April 2008, he is the Chief Secretary of Ma-Friend organization, which was organized for the election of President Ma, Ying-Jeou, Republic of China (Taiwan). From May 2001 to October 2007, he was hired by Department of Marketing and Sales, Ford Motor Company, Dearborn, MI 48126 as a Customer Database Production Support Manager. From March 2000 to May 2001, he was the vice president of international sale of City Network, Taipei Taiwan.

He got his Bachelor degree of Mechanical Engineering in National Cheng-Kung University, Tainan, Taiwan, in May 1981 and finished his Master Degree of Computer Science in University of Texas at El Paso, Texas, in July 1987.

Mr. Hong has engaged consultations since 1998, presenting a diverse range of business, from hi-tech to general commercial goods, and he helped Taiwan entrepreneurs to sign cooperatively developing projects with the companies or local governments of the Mainland of China.

He is well-traveled professional, has over twenty years of engaging in international sales and marketing especially in Taiwan, Korea, Singapore and Mainland of China.

His working history and the dedicated enthusiasm to his career make him a logical choice as our Director.

Andrew Chien, 66, financial consultant for reverse merger, or SEC form filings; he formed USChina Venture I Inc and USChina Venture II Inc. Both are Form 10 volunteer reporting companies. He was President & CFO of USChina Channel Inc from 2006 to December 31, 2010.which is quoted in OTCBB since 2008. He also owns USChina Channel LLC, which was established in January 2006.

Code of Ethics

In March 2010, the Company adopted the Code of Ethics pursuant to Item 406 of Regulation S-K, of which all our officers and employees are bound by.

The Code of ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. The full text of the Code of Ethics also posted in the Company's website:

uschinachannel.net/index/USChina_Taiwan_Inc#item351611

A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at: 16F-5, No. 78-17, Sec. 2 Zhong Gang Road, Taichung, Taiwan; or 665 Ellsworth Avenue, New Haven, CT 06511.

Item 11. Executive Compensation

To date, we have no employees other than our officers, Mr. Hong and Mr. Chien. No officer or director has yet been paid any compensation, including any reimbursement. We currently have no formal employment agreements or other contractual arrangements with our Officer and Director, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

Mr. Hong will be compensated in the form of a service fee or charge paid from revenues generated by the Company's customers. The amount of his service charge is based upon: (1) primary responsibilities, (2) financial performance of the Company; (3) expected future financial performance of the Company and (4) any other factors that are determined by the board of directors. The commencement of such compensation to Mr. Hong will also be determined at the discretion of our board of directors. The primary consideration when determining the timing of payments to Mr. Hong, if any, will be the financial condition of the Company. Specifically, we anticipate the board to authorize payment only when the Company realizes positive cash flow in any quarterly fiscal period. Mr. Hong's service charge will not exceed $100,000 in any fiscal year.

At this time, we do not anticipate awarding stock options to anyone.

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on March 31, 2011.

On March 15, 2010, Ching-Sang Hong signed a Financial Agreement (c.f. Exhibition 10.01) with the Company, promising to loan the Company up to $70,000, without interest, to cover expenses incurred for business operation.

Item 13. Certain Relationships and Related Transactions

Ching-Sang Hong’s advanced loan:

In May 2010, Mr. Hong advanced loan of $5,985 to the company for operation purpose. Also, Mr. Hong has provided office space and furniture to the Company without any charges, and the Company neither owns nor leases any real or personal property.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended March 31, 2011 were $1,500.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended March 31, 2011 were $1,500.

Audit related fees:

None

Tax Fees:

None

All Other Fees:

None

Pre-Approval Policies and Procedures:

All of the auditing and permissible non-auditing services were approved in advance by the Board of Directors in accordance with its procedure. An estimate for the service to be performed should be submitted to our Board of Directors by the accountants before they were engaged to perform particular services.

PART IV

Item 15. Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Taiwan Inc.

We have audited the accompanying balance sheets of USChina Taiwan Inc. (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended March 31, 2011, and for the period from December 18, 2009 (inception) to March 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Taiwan Inc. (A Development Stage Company) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, and for the period from December 18, 2009 (inception) to March 31, 2011. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that USChina Taiwan Inc. (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, USChina Taiwan Inc. (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

June 14, 2011

F-1

USChina Taiwan INC.

Balance Sheet

As of March 31, 2010 and 2011

F-2

USChina Taiwan INC.

Statements of Operations

For the Year Ended March 31, 2011 and 2010 and

From December 18, 2009 (Inception) Through March 31, 2011

F-3

USChina Taiwan INC.

Statements of Changes In Stockholders' Equity

For Years Ended March 31, 2010 and 2011

USChina Taiwan INC.

Statements of Cash Flow

For the Year Ended March 31, 2011 and 2010 and

From December 18, 2009 (Inception) Through March 31, 2011

3/31/2011 (unaudited)	3/31/2010 (audited)
Cash	$ 7,215	$ 1,225
Total Current Asset	$ 7,215	$ 1,225
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,215	$ 1,225
Liabilities and Shareholders' equity		
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ -
Other		$ -
Long-term Debt		$ -
Total Liabilities	$ 5,985	$ -
COMMITMENTS AND CONTINGENCIES		
Shareholders' Equity		
Common stock and paid-in capital ---		
1,225,000 shares issued & outstanding		
with par value $0.001	$ 31,210	$ 31,210
Deficit accumulated in development stage	$ (29,981)	$ (29,985)
Total Shareholders' Equity	$ 1,229	$ 1,225
Total Liabilities and Shareholders' Equity	$ 7,214	$ 1,225

USChina Taiwan Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-K and Article 8 of Regulation S-X.

The Company selected March 31 as year-end.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

•Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through March 31, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

Recently Issued Accounting Standards

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

•A subsidiary or group of assets that is a business or nonprofit activity

•A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

•An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

•Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

•Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to March 31, 2011 and generated no revenues with operation loss of $29,981, or $(0.02) per share, and the Company's current asset of $1,229 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

Ching-Sang Hong, President of the Company, deposited $5,985 cash in the bank account on May 25, 2010 as part of his free-of-interests loan to support the company for operation.

6. INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforward of $(29,981) or $(0.02) per share. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

On April 6, 2011, the company issued 5,000 restricted shares, valued at $50 for outside services.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,225,000 shares issued and outstanding.

