Form 10-K/A
period 2011-03-31
USChina Taiwan Inc
filed 2011-07-05
CIK 1487252

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

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED March 11, 2011

Page

PART I

Item 1. Description of Business --------------------------------- 4

Item 1A. Risk Factors ------------------------------------------- 4

Item 1B. Unresolved Staff Comments ------------------------------ 8

Item 2. Description of Property --------------------------------- 8

Item 3. Legal Proceedings --------------------------------------- 8

Item 4. Reserved ------------------------------------------------ 8

PART II

Item 5. Market for Registrant’s Common Equity and

related Stockholder Matters ------------------------------- 8

Item 6. Selected Financial Data --------------------------------- 9

Item 7. Management’s Discussion and Analysis or Plan

of Operation ---------------------------------------------- 9

Item 7A. Quantitative and Qualitative Disclosures About

Market Risk -----------------------------------------------10

Item 8. Financial Statements ----------------------------------- 10

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosures ----------------------10

Item 9A. Controls and Procedures ------------------------------- 10

PART III

Item 10. Directors, Executive Officers of the Registrant ------- 11

Item 11. Executive Compensation -------------------------------- 12

Item 12. Security Ownership of Certain Beneficial

Ownership Management --------------------------------------13

Item 13. Certain Relationships and Related Transactions -------- 13

Item 14. Principal Accountant Fees and Services ---------------- 13

Part IV

Item 15. Exhibits ---------------------------------------------- 14

Signatures ----------------------------------------------------- 14

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

Item 6. Selected Financial Data

Financial Highlights($)

__________________________________________________________________________________
Fiscal Year Ended March 31,	2011	2010

Revenue	0	0
Income (Loss) from Operation	4	(29,985)
Net Income (Loss)	4	(29,985)
Cash & Cash Equivalents	7,215	1,225
Liabilities	5,985	0
Shareholder Equities	1,229	1,225
____________________________________________________________________________________

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

Name	Age	Term Served as	Position with the
			Company(Director/Officer)
Ching-Sang Hong	53	March 2010	Director, President,
			Principal Executive Officer
			Treasurer, CFO,
			Principal Accountant

Andrew Chien	66	November 2010	Secretary

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

Item 13. Certain Relationships and Related Transactions

Name	Number	Percent of Class	Position with
	Of Shares		the Company

Ching-Sang Hong	1,102,500	90%	President, CFO
Andrew Chien	98,200	8%	Secretary

Total :	1,200,700	98%

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

PART IV

Item 15. Exhibits.

Exhibit		Filed		References In
No	Description	herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.01	3/17/2010
3.2	Bylaws, as Amendment		S-1/A	3.02	6/28/2010
10.01	Loan Agreement		S-1	10.01	3/17/2008
31	Section 302 Certification
	of CEO & CFO	X
32	Section 906 Certification
	of CEO & CFO	X

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USChina Taiwan Inc

Date:	June 22, 2011	By: /s/ Ching-Sang Hong
Ching-Sang Hong
Principal Executive Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Ching-Sang Hong	Principal Executive Officer, CEO
Ching-Sang Hong	Principal Accounting Officer, CFO	June 22,2011

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

June 14, 2011

USChina Taiwan INC.

Balance Sheet

As of March 31, 2010 and 2011

	3/31/2011	3/31/2010
	(audited)	(audited)
Assets
Current Asset
Cash and Cash Equivalent	$ 7,215	$ 1,225

Total Current Asset	$ 7,215	$ 1,225

Total Assets	$ 7,215	$ 1,225

Liabilities and Shareholders' equity
Current Liabilities:
Loan payable - related party	$ 5,985	$ -

Long-term Debt	$ -	$ -

Total Liabilities	$ 5,985

Commitments and Contingencies
Shareholders' Equity
Common stock and paid-in capital ---
1,225,000 shares issued
with par value $0.001	$ 31,210	$ 31,210
Deficit accumulated	$(29,981)	$(29,985)
Total Shareholders' Equity	$ 1,229	$ 1,225

Total Liabilities and Shareholders' Equity	$ 7,214	$ 1,225

USChina Taiwan INC.

Statements of Operations

For the Year Ended March 31, 2011 and 2010 and

From December 18, 2009 (Inception) Through March 31, 2011

From
	Year	Year	12/18/2009
	ended on	ended on	(Inception)
	3/31/2011	3/31/2011	to:3/31/2011
Revenue	$ -	$ -	$ -
Cost of Revenue	$ -
Gross Profits	$ -	$ -	$ -

Operating expenses	$ -	$ -	$ -
Operating Expenses
Selling expenses	$ -
General and administrative expenses	$ 12	$ 29,985	$ 29,997
Research and development costs
Total Operating Expenses	$ -

Income (loss) from Operation	$ (12)	$ (29,985)	$ (29,997)

Other income (expenses)	$ -	$ -	$ -
Interests income (expenses)	$ 16	$ -	$ 16
Income tax	$ -	$ -	$ -

Net income (loss)	$ 4	$ -	$ (29,981)

Net earning per share
Basic and diluted	$ -	$ (0.02)	$ (0.02)

Weighted Average Number of Common Shares
Basic	1,225,000	1,225,000	1,225,000
Diluted	1,225,000	1,225,000	1,225,000

F-3

USChina Taiwan INC.

Statements of Changes In Stockholders' Equity

For Years Ended March 31, 2010 and 2011

	Common	Paid-in	Profits
	Shares	Capital	(Loss)	Total

Issuance of Common Stock	1,225,000	$ 31,210		$ 31,210

Net Profits (Loss)			$ (29,985)	$ -

Balance, March 31, 2010	1,225,000	$ 31,210	$ (29,985)	$ 1,225

Net Profits (Loss)			$ 4

Balance, March 31, 2011	1,225,000	$ 31,210	$ (29,981)	$ 1,229

USChina Taiwan INC.

Statements of Cash Flow

For the Year Ended March 31, 2011 and 2010 and

From December 18, 2009 (Inception) Through March 31, 2011

From
	Year	Year	12/18/09
	Ended	Ended	(Inception) to
	3/31/2011	3/31/2010	3/31/2011
Cash Flow from operating activities
Net Income (Loss)	$ 4	$(29,985)	$ (29,981)

Net cash provided by operating activities	$ 4	$(29,985)	$ (29,981)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable	$ 5,985		$ 5,985

Proceeds from sale of common stock		$ 31,210	$ 31,210
Net cash provided by financing activities	$ 5,985	$ 31,210	$ 37,195

Increase (decrease) in cash
Cash, beginning at the period	$ 1,225	0	$ -
Cash, end at the period	$ 7,215	$ 1,225	$ 7,215

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

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

6. INCOME TAXES

As of March 31, 2011
Deferred tax assets:
Net operating tax carry forwards	$29,981
Other	$ -
Valuation allowance	($29,981)
Net deferred tax assets	$ -

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

8. STOCK TRANSACTIONS

On April 6, 2011, the company issued 5,000 restricted shares, valued at $50 which was paid for outside services.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,225,000 shares issued and outstanding.

