Form 10-Q
period 2011-06-30
USChina Taiwan Inc
filed 2011-08-15
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2011.

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

USA: 203-844-0809

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

Yes [] No [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,230,000 shares of common stock with par value of $0.001 per share outstanding as of February 14, 2011.

(1)

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 30, 2011

Part I – FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Balance Sheets ----------------------------------------------- 3

Statement of Operations -------------------------------------- 4

Statement of Shareholder Equity ------------------------------ 5

Statement of Cash Flows -------------------------------------- 6

Condensed Notes to Consolidated Financial Statement -----------7

Item 2. Management's Discussion And Analysis Of Financial

Condition And Results Of Operation -------------------------- 13

Item 3. Quantitative And Qualitative Disclosure About Market Risk --15

Item 4T. Controls and Procedures ---------------------------------- 15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ----------------------------------------- 15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds--15

Item 3. Defaults Upon Senior Securities --------------------------- 15

Item 4. Submission of Matters to a Vote of Security Holders ------- 15

Item 5. Other Information ----------------------------------------- 16

Item 6. Exhibits -------------------------------------------------- 16

(2)

Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheets

As of June 30, and March 31, 2011

	6/30/2011	3/31/2011
	(unaudited)	(audited)
Cash	$ 7,207	$ 7,215

Total Current Asset	$ 7,207	$ 7,215
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,207	$ 7,215

Liabilities and Shareholders' equity
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ 5,985
Other		$ -

Long-term Debt		$ -

Total Liabilities	$ 5,985	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common shares w/ par value $ 0.001
1300000 & 1225000 o/s respectively	$ 1,230	$ 1,225
Additional paid-in capital	$ 29,985	$ 29,985
Deficit accumulated in development stage	$ (29,994)	$ (29,981)
Total Shareholders' Equity	$ 1,221	$ 1,229

Total Liabilities and Shareholders' Equity	$ 7,206	$ 7,214

(3)

USChina Taiwan INC.

Statements of Operations

Three Months Ended June 30, 2011, and

From December 18, 2009 (Inception) Through June 30, 2011

(Unaudited)

From
	Three Month	Three Month	12/18/2009
	ended on	ended on	(Inception)
	6/30/2011	6/30/2010	to:6/30/2011
Revenue	$ -	$ -	$ -
Cost of Revenue	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -
General and administrative expenses	$ 17	$ 12	$ 30,014
Research and development costs
Total Operating Expenses	$ -

Income (loss) from Operation	$ (17)	$ (12)	$ (30,014)

Other income (expenses)	$ -
Interests income (expenses)	$ 4	$ 2	$ 20
Income tax	$ -

Net income (loss)	$ (13)	$ (10)	$ (29,994)

Net earning per share
Basic and diluted	$ -	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,230,000	1,225,000	1,225,800

(4)

USChina Taiwan Inc

Statements of Changes in Stockholder's Equity

	Common		Paid-in	Profits
	Shares	Par	Capital	(Loss)	Total

Issuance of Common Stock	1,225,000	$ 1,225	$ 29,985		$ 31,210

Net Profits (Loss)				$ (29,985)	$ -

Balance, March 31, 2010	1,225,000	$ 1,225	$ 29,985	$ (29,985)	$ 1,225

Net Profits (Loss)				$ 4

Balance, March 31, 2011	1,225,000	$ 1,225	$ 29,985	$ (29,981)	$ 1,229

Issuance of Common Stock	5,000	$ 5
Net Profits (Loss)				$ (13)

Balance, June 30, 2011	1,230,000	$1,230	$ 29,985	$ (29,994)	$ 1,221

(5)

USChina Taiwan INC.

Statements of Cash Flow

Three Months Ended June 30, 2011, and

From December 18, 2009 (Inception) Through June 30, 2011

(Unaudited)

From
	Three Month	Three Month	12/18/09
	Ended	Ended	(Inception) to
	6/30/2011	6/30/2010	6/30/2011
Cash Flow from operating activities
Net Income (Loss)	$ (13)	$ (10)	$ (29,994)

Net cash provided by operating activities	$ (13)	$ (10)	$ (29,994)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable		$ 5,985	$ 5,985

Proceeds from sale of common stock	$ 5	$ -	$ 1,230
Proceeds from additional paid-in capital		$ -	$ 29,985
Net cash provided by financing activities	$ 5	$ 5,985	$ 37,200

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,215	$ 1,225	$ -
Cash, end at the period	$ 7,207	$ 7,200	$ 7,207

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

(6)

USChina Taiwan Inc.

               NOTES TO FINANCIAL STATEMENTS

                       June 30, 2011

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

(7)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through June 30, 2011.

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

(8)

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

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

(9)

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

(10)

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

(11)

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to June 30, 2011 and generated no revenues with operation loss of $29,994, or $(0.02) per share, and the Company's current asset of $1,221 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of June 30, 2011

Deferred tax assets:

     Net operating tax carry forwards             $ 29,994

     Other                                             0

     Valuation allowance                          $ (29,994)

Net deferred tax assets                      $    0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As for the quarter ended June 30, 2011, the Company has a net operating loss of $13, or $ 0.00 per share. As for the inception December 18, 2009 to June 30, 2011, the Company has a net operating loss carry forward of $(29,994), or $(0.02) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

On April 6, 2011, the company issued 5,000 restricted shares at par value for outside services.

9. STOCKHOLDERS' EQUITY

(12)

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,230,000 shares issued and outstanding, and the shareholder equities were $1,221.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENT

T his document contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

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

(13)

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

After the financial crisis, China has become the world's largest IPO Market in the world, and the relative easier financing in China makes USA market relative less attractive to China and Taiwan operated companies. Although the accumulated number of Chinese operated companies listed in USA has over 500. The annually new listing Chinese operated companies for OTCBB has greatly reduced in past twelve months. Most companies are interested immediately financing, and wanted to list in NASDAQ. On other side, since spring of 2011, several USA-listed Chinese companies exposed falsified accounting scam which made USA investors to lose confidence of Chinese stocks. Therefore, another cold period for the sector of serving Chinese operated companies in USA public is hanging on.

(14)

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

Liquidity and Capital resources:

Since Mr. Hong has no compensation, and he spent his own money for the develop stage of our company, no cash was charged on operation in the three months period ended on June 30, 2011. There was $ 7,207 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on June 30, 2011.

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

On April 6, 2011, the company issued 5,000 restricted shares at par value for outside services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

(15)

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

USChina Taiwan Inc

Dated: August 12, 2011           By: /s/ Ching-Sang Hong

------------------------

Ching-Sang Hong, CEO, CFO