Form 10-Q/A
period 2011-06-30
USChina Taiwan Inc
filed 2011-08-25
CIK 1487252

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,230,000 shares of common stock with par value of $0.001 per share outstanding as of August 24, 2011.

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to USChina Taiwan Inc.'s Quaterly Report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 14, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

USChina Taiwan Inc

Dated: August 24, 2011                   By: /s/ Ching-Sang Hong

------------------------

Ching-Sang Hong, CEO, CFO