Form 10-Q
period 2011-09-30
USChina Taiwan Inc
filed 2011-10-07
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2011.

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

(State of Incorporation)             (IRS Employer Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,230,000 shares of common stock with par value of $0.001 per share outstanding as of October 6, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED September 30, 2011

Part I – FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Balance Sheets ------------------------------------------------------3

Statement of Operations -------------------------------------------- 4

Statement of Shareholder Equity ------------------------------------ 5

Statement of Cash Flows -------------------------------------------- 6

Condensed Notes to Consolidated Financial Statement----------------- 7

Item 2. Management's Discussion And Analysis Of Financial

Condition And Results Of Operation -------------------------------- 12

Item 3. Quantitative And Qualitative Disclosure About Market Risk --------14

Item 4T. Controls and Procedures ---------------------------------------- 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ----------------------------------------------- 14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds--------15

Item 3. Defaults Upon Senior Securities --------------------------------- 15

Item 4. Submission of Matters to a Vote of Security Holders-------------- 15

Item 5. Other Information ----------------------------------------------- 15

Item 6. Exhibits ---------------------------------------------------------15


Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheets

As of September 30, and March 31, 2011

	9/30/2011	3/31/2011
	(unaudited)	(audited)
Cash	$ 7,210	$ 7,215

Total Current Asset	$ 7,210	$ 7,215
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,210	$ 7,215

Liabilities and Shareholders' equity
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ 5,985
Other		$ -

Long-term Debt		$ -

Total Liabilities	$ 5,985	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common shares w/ par value $ 0.001
1300000 & 1225000 o/s respectively	$ 1,230	$ 1,225
Additional paid-in capital	$ 29,985	$ 29,985
Deficit accumulated in development stage	$ (29,991)	$ (29,981)
Total Shareholders' Equity	$ 1,224	$ 1,229

Total Liabilities and Shareholders' Equity	$ 7,209	$ 7,214

USChina Taiwan INC.

Statements of Operations

Three and Six Months Ended September 30, 2011, and

From December 18, 2009 (Inception) Through September 30, 2011

(Unaudited)

From
	Three Month	Three Month	Six Month	Six Month	12/18/2009
	ended on	ended on	ended on	ended on	(Inception)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	to:9/30/2011
Revenue	$ -	$ -	$ -	$ -	$ -
Cost of Revenue	$ -		$ -
Gross Profits	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -		$ -
General and administrative expenses	$ -	$ -	$ 17	$ 12	$ 30,014
Research and development costs
Total Operating Expenses	$ -		$ -

Income (loss) from Operation	$ -	$ -	$ (17)	$ (12)	$ (30,014)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ 3	$ 6	$ 7	$ 8	$ 23
Income tax	$ -		$ -

Net income (loss)	$ 3	$ 6	$ (10)	$ (4)	$ (29,991)

Net earning per share
Basic and diluted	$ -	$ -	$ -	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,230,000	1,225,000	1,230,000	1,225,000	1,226,365

USChina Taiwan INC.

Statements of Cash Flow

Six Months Ended September 30, 2011, and

From December 18, 2009 (Inception) Through September 30, 2011

(Unaudited)

From
	Six Month	Six Month	12/18/09
	Ended	Ended	(Inception) to
	9/30/2011	9/30/2010	9/30/2011
Cash Flow from operating activities
Net Income (Loss)	$ (7)	$ (6)	$ (29,991)

Net cash provided by operating activities	$ (7)	$ (6)	$ (29,991)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable		$ 5,985	$ 5,985

Proceeds from sale of common stock	$ 5	$ -	$ 1,230
Proceeds from additional paid-in capital		$ -	$ 29,985
Net cash provided by financing activities	$ 5	$ 5,985	$ 37,200

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,215	$ 1,225	$ -
Cash, end at the period	$ 7,210	$ 7,206	$ 7,210

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

USChina Taiwan Inc.

  NOTES TO FINANCIAL STATEMENTS

  September 30, 2011

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through September 30, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2011.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to September 30, 2011 and generated no revenues with operation loss of $29,991, or $(0.02) per share, and the Company's current asset of $1,224 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of September 30, 2011

Deferred tax assets:

     Net operating tax carry forwards             $ 29,991

     Other                                             0

     Valuation allowance                          $ (29,991)

Net deferred tax assets                      $    0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As for the quarter ended September 30, 2011, the Company has a net operating income of $3, or $ 0.00 per share. As for the inception December 18, 2009 to September 30, 2011, the Company has a net operating loss carry forward of $(29,991), or $(0.02) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,230,000 shares issued and outstanding, and the shareholder equities were $1,224.

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

Liquidity and Capital resources:

Since Mr. Hong has no compensation, and he spent his own money for the develop stage of our company, no cash was charged on operation in the three months period ended on September 30, 2011. There was $ 7,210 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on September 30, 2011.

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

USChina Taiwan Inc

Dated: October 7, 2011                                            By: /s/ Ching-Sang Hong

------------------------

Ching-Sang Hong, CEO, CFO