Form 10-Q
period 2011-12-31
USChina Taiwan Inc
filed 2012-02-15
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2011.

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

Registrant's telephone number, including area code: 886-981990401

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,230,000 shares of common stock with par value of $0.001 per share outstanding as of February 15, 2012.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 31, 2011

Part I – FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Balance Sheets -------------------------------------------------------------------------------------3

Statement of Operations --------------------------------------------------------------------------- 4

Statement of Shareholder Equity ------------------------------------------------------------------- 5

Statement of Cash Flows --------------------------------------------------------------------------- 6

Condensed Notes to Consolidated Financial Statement------------------------------------------------ 7

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation -------------------------- 12

Item 3. Quantitative And Qualitative Disclosure About Market Risk ------------------------------------------------------14

Item 4T. Controls and Procedures -------------------------------------------------------------------------------------- 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings --------------------------------------------------------------------------------------------- 14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds------------------------------------------------------15

Item 3. Defaults Upon Senior Securities ------------------------------------------------------------------------------- 15

Item 4. Submission of Matters to a Vote of Security Holders------------------------------------------------------------ 15

Item 5. Other Information --------------------------------------------------------------------------------------------- 15

Item 6. Exhibits ------------------------------------------------------------------------------------------------------ 15


Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheets

As of December 31, and March 31, 2011

	12/31/2011	3/31/2011
	(unaudited)	(audited)
Cash	$ 7,212	$ 7,215

Total Current Asset	$ 7,212	$ 7,215
Investment		$ -
Property		$ -
Intangible Assets		$ -
Total Assets	$ 7,212	$ 7,215

Liabilities and Shareholders' equity
Current Liabilities:		$ -
fee-of-interests loan from officer	$ 5,985	$ 5,985
Other		$ -

Long-term Debt		$ -

Total Liabilities	$ 5,985	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common shares w/ par value $ 0.001
1300000 & 1225000 o/s respectively	$ 1,230	$ 1,225
Additional paid-in capital	$ 29,985	$ 29,985
Deficit accumulated in development stage	$ (29,989)	$ (29,981)
Total Shareholders' Equity	$ 1,226	$ 1,229

Total Liabilities and Shareholders' Equity	$ 7,211	$ 7,214

USChina Taiwan INC.

Statements of Operations

Three and Nine Months Ended December 31, 2011 & 2010 and

From December 18, 2009 (Inception) Through December 31, 2011

(Unaudited)

From
	Three Month	Three Month	Nine Month	Nine Month	12/18/2009
	ended on	ended on	ended on	ended on	(Inception)
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	to:12/31/2011
Revenue	$ -	$ -	$ -	$ -	$ -
Cost of Revenue	$ -		$ -
Gross Profits	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -		$ -
General and administrative expenses	$ -	$ -	$ 17	$ 12	$ 30,014
Research and development costs
Total Operating Expenses	$ -		$ -

Income (loss) from Operation	$ -	$ -	$ (17)	$ (12)	$ (30,014)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ 2	$ 4	$ 9	$ 12	$ 23
Income tax	$ -		$ -

Net income (loss)	$ 2	$ 4	$ (8)	$	$ (29,989)

Net earning per share
Basic and diluted	$ -	$ -	$ -	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,230,000	1,225,000	1,230,000	1,229,909	1,226,815

USChina Taiwan INC.

Statements of Cash Flow

Nine Months Ended December 31, 2011 & 2010 and

From December 18, 2009 (Inception) Through December 31, 2011

(Unaudited)

From
	Nine Month	Nine Month	12/18/09
	Ended	Ended	(Inception) to
	12/31/2011	12/31/2010	12/31/2011
Cash Flow from operating activities
Net Income (Loss)	$ (8)	$	$ (29,989)

Net cash provided by operating activities	$ (8)	$	$ (29,989)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable		$ 5,985	$ 5,985

Proceeds from sale of common stock	$ 5	$ -	$ 1,230
Proceeds from additional paid-in capital		$ -	$ 29,985
Net cash provided by financing activities	$ 5	$ 5,985	$ 37,200

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,215	$ 1,225	$ -
Cash, end at the period	$ 7,212	$ 7,210	$ 7,212

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

USChina Taiwan Inc.

  NOTES TO FINANCIAL STATEMENTS

  December 31, 2011

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through December 31, 2011.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to December 31, 2011 and generated no revenues with operation loss of $29,989, or $(0.02) per share, and the Company's current asset of $1,226 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                              As of December 31, 2011

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

7. NET OPERATING LOSSES

As for the quarter ended December 31, 2011, the Company has a net operating income of $2, or $ 0.00 per share. As for the inception December 18, 2009 to December 31, 2011, the Company has a net operating loss carry forward of $(29,989), or $(0.02) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,230,000 shares issued and outstanding, and the shareholder equities were $1,226.

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

Mr. Hong is a Vice-Chairman of Shanghai WWT IoT Technology Co which established on April 1, 2011 in Shanghai China and engaged in developing products in the industry of Internet of Things, and successfully produced Underground Mine Intelligent Integrated Information Terminals which already recognized by market, and used in Shandong Gold Mine Group.

Liquidity and Capital resources:

Since Mr. Hong has no compensation, and he spent his own money for the develop stage of our company, no cash was charged on operation in the three months period ended on December 31, 2011. There was $ 7,210 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on December 31, 2011.

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

USChina Taiwan Inc

Dated: February 15, 2012                                          By: /s/ Ching-Sang Hong

------------------------

Ching-Sang Hong, CEO, CFO