Form 10-K
period 2012-03-31
USChina Taiwan Inc
filed 2012-07-12
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2012.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:   333-165526

USChina Taiwan, Inc.

______________________________________________

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

Securities registered pursuant to Section 12(g) of the Exchange Act: ommon Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[x]

The issuer's revenues for the its most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 8, 2012 was 1,230,000 shares.

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED March 31, 2012

                                                                   Page

PART I

Item 1. Description of Business -------------------------------------------------------------------------------------- 4

Item 1A. Risk Factors ------------------------------------------------------------------------------------------------ 5

Item 1B. Unresolved Staff Comments ----------------------------------------------------------------------------------- 7

Item 2. Description of Property -------------------------------------------------------------------------------------- 7

Item 3. Legal Proceedings -------------------------------------------------------------------------------------------- 7

Item 4. Reserved ----------------------------------------------------------------------------------------------------- 7

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters ---------------------------------------- 8

Item 6. Selected Financial Data -------------------------------------------------------------------------------------- 8

Item 7. Management’s Discussion and Analysis or Plan of Operation ---------------------------------------------------- 8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk -------------------------------------------------- 9

Item 8. Financial Statements ---------------------------------------------------------------------------------------- 10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ------------------------23

Item 9A. Controls and Procedures ------------------------------------------------------------------------------------ 23

PART III

Item 10. Directors, Executive Officers of the Registrant ----------------------------------- ------------------------ 24

Item 11. Executive Compensation ------------------------------------------------------------------------------------- 25

Item 12. Security Ownership of Certain Beneficial Ownership Management ---------------------------------------------- 25

Item 13. Certain Relationships and Related Transactions ------------------------------------------------------------- 26

Item 14. Principal Accountant Fees and Services --------------------------------------------------------------------- 26

Part IV

Item 15. Exhibits ----------------------------------------------------------------------------------------------------27

Signatures -----------------------------------------------------------------------------------------------------------27

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

The Company's business focuses on management and financial consulting in Taiwan, and the Company's CEO: Ching-sang Hong, has engaged in similar business privately since 1998, and he plans to rebuild his business in a public entity. This is because from private going public becomes a hot topic of the consulting business among Taiwan entrepreneurs as more Taiwan entrepreneurs expanded their business into the Mainland of China and the Mainland of China became the world's largest IPO Market since 2010. Although we don't have generated revenue yet, we are not a blank check company because we have clear, practicable, and specific business strategy and plan to serve special customers – the underserved small to middle sized

Taiwan entrepreneurs who are in international business operation. Currently, we are actively developing our business independently.

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

We have no business insurance ; any unanticipated events or expenses may hurt our business substantially.

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

Total of 1,102,500 shares of common stock were sold to Mr. Hong at a price substantially less than the offering price of the shares being offered to investors in this offering. If he decides to sell any of his common stock in the future, those sales may cause the market price of the common stock to decrease. However, all of the shares of common stock owned by Mr. Hong are restricted securities as defined under Rule 144 of the Securities Act; meaning his stock may be eligible for sale after a period of six month, subject to timing, limits of sale quantity, and sale restrictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property of any kind. Mr. Hong supplies the Company with office space and office equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a.	Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "UCHN". The trade price was traded among $2.00 to $0.10 with limited volume.

b. Holders

As of March 31,2012, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

c. Dividends.

On September 19, 2011, the Board of Directors of the company made decision: to distribute 1,230,000 shares of common stock of USChina Venture III Inc on par value $0.0001 per share to the shareholder as a gifts from USChina Venture III Inc. USChina Venture III Inc is an inactive company without assets except the treasury shares. These shares will be distributed to the shareholders of the company on one to one basis that is every outstanding share of USChina Taiwan will get one share distribution of USChina Venture III Inc. The record day of the shareholders of the company for the distribution is October 3, 2011.

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

On April 6, 2011, the company issued 5,000 restricted shares, valued at $5 for outside services.

.

Item 6. Selected Financial Data

Financial Highlights

_($)_____________________________________________________________________

   Fiscal Year Ended March 31,                    2012        2011

Revenue                                      0           0

Income (Loss) from Operation              (1,507)        4

Net Income (Loss)                         (1,507)        4

Cash & Cash Equivalents                   7,213       7,215

Liabilities                               5,985       5,985

Shareholder Equities                      1,227       1,229

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our services to allow us to operate profitably. Our auditors have determined that we do not currently have sufficient working capital necessary to be successful. As a result, our auditors have raised substantial doubt about our ability to continue. On March 31, 2012, the cash balance on hand for the Company was about $ 7,213 including advanced payment of free-of-interests loan from Director of $5,985.

After the financial crisis, the service area for USA public and China operated companies has a lot of change. China has become the world's largest IPO Market since 2010, and the quick development of Chinese stock market makes USA market relative less attractive to Chinese (Taiwanese) operated companies. The new listing Chinese companies for OTCBB have greatly reduced in past twelve months. Most companies are interested in immediately financing, and want to list in NASDAQ, and they are reluctant to pay high front costs for USA public listing. On the other hand, some companies, whose stock traded in OTCBB for a couple of years without any financing yet, complained about the high auditing fee and other maintenance costs of the keeping public in USA. Some is willing to withdraw as OTCBB quoting in order to reduce the overhead costs.

However, we believe that this is just temporary barrier and the financial ties between USA and China (Taiwan) will become close as the world economy migration trend continues. Our Chairman Mr. Hong currently is, for most time, living and working in mainland of China. His widely contact with Taiwanese entrepreneurs with investment in Mainland of China will eventually build a good base for our company to develop. Additionally, Mr. Hong currently lived in Mainland of China doing further investigation and research for the preparation of launching the operation of our company indifferent area.

Results of Operations for the Fiscal Year Ended March 31, 2012

We did not earn any revenues, and incurred operating loss $(1,507) contributed from interests minus immaterial costs for the year ended March 31, 2012, compared with operating expenses in the income of $4 for the year ended March 31, 2011.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2012, we had approximately $ 7,213 in cash and cash equivalents.

Exchange Rates:

Recently, the general trend of the Exchange Rate of US dollar (“USD”) to Taiwan Dollar (“TWD”) is decline. On March 31, 2012, 1 USD exchanging 29.8 TWD compared with 1 USD exchanging 32 TWD two year ago. The downtrend of US dollar increased the affordability of the potential Taiwanese (Chinese) clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

Financial Statements as of March 31, 2012                                         Page

Report of Independent Registered Public Accounting Firm .. .....................  F-1*

Condensed Notes to Consolidated Financial Statement ...... .....................  F-6 _

•	F-1 commences after the signature page of this report.

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

Name                Age                Term Served as              Position with the

                                                               Company (Director/Officer)

Ching-Sang Hong           54                 March 2010                 Director, President,

Principal Executive Officer

Treasurer, CFO,

Principal Accountant

Andrew Chien             67                November 2010                Secretary

Ching-Sang Hong, 54, Chairman, CEO and CFO, currently most time living in China and Taiwan. He is the owner of Crown Assets Administrative LLC, a business registered in Taiwan in 1998, engaging in the business management consulting.

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

Mr. Hong has engag ed consultation s since 1998, presenting a diverse range of business, from hi-tech to general commercial goods, and he helped Taiwan entrepreneurs to sign cooperatively developing projects with the companies or local governments of the Mainland of China.

He is well-traveled professional, has over twenty years of engaging in international sales and marketing especially in Taiwan, Korea, Singapore and Mainland of China.

His working history and the dedicated enthusiasm to his career make him a logical choice as our Director.

Andrew Chien, 67, financial consultant for reverse merger, or SEC form filings; he formed USChina Venture I Inc and USChina Venture II Inc. Both are Form 10 volunteer reporting companies. He was President & CFO of China Bull Management since established from December 2010, which will be quoted in OTCBB shortly.

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

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on March 31, 2012.

Name             Number                Percent of Class               Position with

               Of Shares                   the Company

Ching-Sang Hong      1,102,500                     90 %                     President, CFO

Andrew Chien           98,200                      8 %                        Secretary

Item 13. Certain Relationships and Related Transactions

Ching-Sang Hong’s advanced loan and revised financial agreement:

In May 2010, Mr. Hong advanced loan of $5,985 to the company for operation purpose. Also, Mr. Hong has provided office space and furniture to the Company without any charges, and the Company neither owns nor leases any real or personal property.

On March 15, 2012, Ching-sang Hong updated his financial agreement with the company to agree that he will personally pay for expenses incurred by the “INC” before the INC could generate the positive cash flow, and will not charge the "INC". His payment will count as the paid-in capital without any new shares being issued to him. In this fiscal year, he paid $1,500, counted as additional paid-in capital, for the auditing fee of last year

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended March 31, 2012 were $1,500.

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

PART IV

Item 15. Exhibits.

Exhibit                                                Filed               ___References In______

No             Description_______________________     herewith_            Form    Exhibit Filing Date

3.1        Articles of Incorporation                                       S-1    3.01   03/17/10

3.2        Bylaws, as Amendment                                           S-1/A   3.02   06/28/10

10.01         Loan Agreement (update)                    X

31      Section 302 Certification of CEO & CFO           X

32    Section 906 Certification of CEO & CFO             X

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      USChina Taiwan Inc

Dated: July 8, 2012                                                  By: /s/ Ching-Sang Hong

------------------------

Ching-Sang Hong,

Principal Executive Officer

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                             Date

By: /s/ Ching-Sang Hong               Principal Executive Officer, CEO

Ching-Sang Hong                       Principal Accounting Officer, CFO        July 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USChina Taiwan Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of USChina Taiwan Inc. (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period from December 18, 2009 (inception) to March 31, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USChina Taiwan Inc. (A Development Stage Company) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

July 8, 2012

USChina Taiwan INC.

Consolidated Balance Sheet

As of March 31, 2012 and 2011

	3/31/2012	3/31/2011
Cash	$ 7,213	$ 7,215

Total Current Asset	$ 7,213	$ 7,215
Investment
Property
Intangible Assets
Total Assets	$ 7,213	$ 7,215

Liabilities and Shareholders' equity
Current Liabilities:
loan from officer	$ 5,985	$ 5,985
Other

Long-term Debt

Total Liabilities	$ 5,985	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common stock and paid-in capital ---
1,225,000 shares issued & outstanding
with par value $0.001	$ 32,715	$ 31,210
Deficit accumulated in development stage	$ (31,488)	$ (29,981)
Total Shareholders' Equity	$ 1,227	$ 1,229

Total Liabilities and Shareholders' Equity	$ 7,212	$ 7,214

USChina Taiwan INC.

Consolidated Statements of Operations

As of March 31, 2012 and 2011

From December 19, 2009 (Inception) Through March 31, 2012

	3/31/2012	3/31/2011	to:3/31/2012
Revenue	$ -	$ -	$ -
Cost of Revenue	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$ 1,517	$ 12	$ 31,514
Research and development costs
Total Operating Expenses	$ -	$ -

Income (loss) from Operation	$ (1,517)	$ (12)	$ (31,514)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ 10	$ 16	$ 26
Income tax	$ -	$ -

Net income (loss)	$ (1,507)	$ 4	$ (31,488)

Net earning per share
Basic and diluted	$ -	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,229,932	1,225,000	1,227,158

USChina Taiwan INC.

Statements of Changes In Stockholders' Equity

	Common	Paid-in	Profits
	Shares	Capital	(Loss)	Total

From Dec. 18, 2009 to Mar. 31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	1,225,000
Issuance of Common Stock, Amount		$ 31,210
Net income (loss)			$ (29,985)
Ending Balance, Shares	1,225,000
Ending Balance, Amount				$ 1,225

From Apr. 1, 2010 to Mar. 31, 2011
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$ 4
Ending Balance, Shares	1,225,000
Ending Balance, Amount				$ 1,229

From Apr. 1, 2011 to Mar. 31, 2012
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount
Issuance of Common Stock, Shares	5,000
Issuance of Common Stock, Amount		$ 1,505
Net income (loss)			$ (1,507)
Ending Balance, Shares	1,230,000
Ending Balance, Amount				$ 1,227

USChina Taiwan INC.

Consolidated Statements of Cash Flows

As of March 31, 2012 and 2011

From December 19, 2009 (Inception) Through June 30, 2010

From
	Year	Year	12/18/09
	Ended	Ended	(Inception) to
	3/31/2012	3/31/2011	12/31/2012
Cash Flow from operating activities
Net Income (Loss)	$ (1,507)	$ 4	$ (31,481)

Net cash provided by operating activities	$ (1,507)	$ 4	$ (31,481)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable	$ -	$ 5,985	$ 5,985

Proceeds from sale of common stock	$ 1,505		$ 32,715
Net cash provided by financing activities	$ 1,505	$ 5,985	$ 38,700

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,215	$ 1,225	$ -
Cash, end at the period	$ 7,213	$ 7,215	$ 7,215

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

USChina Taiwan Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through March 31, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to March 31, 2012 and generated no revenues with operation loss of $31,488, or $(0.02) per share, and the Company's current asset of $1,227 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS:

On March 15, 2012, Ching-sang Hong updated his financial agreement with the company to agree that he will personally pay for expenses incurred by the “INC” before the INC could generate the positive cash flow, and will not charge the "INC". His payment will count as the paid-in capital without any new shares being issued to him. In this fiscal year, he paid $1,500, counted as additional paid-in capital, for the auditing fee of last year

6. INCOME TAXES

                                   As of March 31, 2012

Deferred tax assets:

Net operating tax carry forwards       $ 31,488

Other                                         0

Valuation allowance                   $ (31,488)

Net deferred tax assets               $      0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforward of $(31,488) or $(0.02) per share. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

On April 6, 2011, the company issued 5,000 restricted shares, valued at $5 for outside services.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,230,000 shares issued and outstanding.

10. GIFTS DISTRIBUTION OF USCHINA VENTURE III’S SHARE:

On September 19, 2011, the Board of Directors of the company made decision: to distribute 1,230,000 shares of common stock of USChina Venture III Inc on par value $0.0001 per share to the shareholder as a gifts from USChina Venture III Inc. USChina Venture III Inc is an inactive company without assets except the treasury shares. These shares will be distributed to the shareholders of the company on one to one basis that is every outstanding share of USChina Taiwan will get one share distribution of USChina Venture III Inc. The record day of the shareholders of the company for the distribution is October 3, 2011.

