Form 10-Q
period 2012-06-30
USChina Taiwan Inc
filed 2012-08-09
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the period ended: June 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 1,230,000 shares of common stock with par value of $0.001 per share outstanding as of August 9, 2012.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 30, 2012

                                   Part I – FINANCIAL INFORMATION

                                           Page

Item 1. Financial Statements

Balance Sheets ------------------------------------------------------------------------------------------------ 3

Statement of Operations --------------------------------------------------------------------------------------- 4

Statement of Shareholder Equity ------------------------------------------------------------------------------- 5

Statement of Cash Flows --------------------------------------------------------------------------------------- 6

Condensed Notes to Consolidated Financial Statement------------------------------------------------------------ 7

Item 2. Management's Discussion And Analysis Of Financial

Condition And Results Of Operation --------------------------------------------------------------------------- 14

Item 3. Quantitative And Qualitative Disclosure About Market Risk ---------------------------------------------------17

Item 4T. Controls and Procedures ----------------------------------------------------------------------------------- 17

                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings ------------------------------------------------------------------------------------------ 17

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds---------------------------------------------------17

Item 3. Defaults Upon Senior Securities ---------------------------------------------------------------------------- 17

Item 4. Submission of Matters to a Vote of Security Holders--------------------------------------------------------- 18

Item 5. Other Information ------------------------------------------------------------------------------------------ 18

Item 6. Exhibits ----------------------------------------------------------------------------------------------------18

Part I – FINANCIAL INFORMATION

USChina Taiwan INC.

Balance Sheets

As of June 30, and March 31, 2012

	6/30/2012	3/31/2011
Cash	$ 7,213	$ 7,215

Total Current Asset	$ 7,213	$ 7,215
Investment
Property
Intangible Assets
Total Assets	$ 7,213	$ 7,215

Liabilities and Shareholders' equity
Current Liabilities:
loan from officer	$ 5,985	$ 5,985
Other

Long-term Debt

Total Liabilities	$ 5,985	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common stock and paid-in capital ---
1,225,000 shares issued & outstanding
with par value $0.001	$ 32,715	$ 31,210
Deficit accumulated in development stage	$ (31,488)	$ (29,981)
Total Shareholders' Equity	$ 1,227	$ 1,229

Total Liabilities and Shareholders' Equity	$ 7,212	$ 7,214

USChina Taiwan INC.

Statements of Operations

Three Months Ended June 30, 2012 and 2011, and

From December 18, 2009 (Inception) Through June 30, 2012

(Unaudited)

	Three Month	Three Month	12/18/2009
	ended on	ended on	(Inception)
	6/30/2012	6/30/2011	to:6/30/2012
Revenue	$ -	$ -	$ -
Cost of Revenue	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$ -	$ 12	$ 31,514
Research and development costs
Total Operating Expenses	$ -	$ -

Income (loss) from Operation	$ -	$ (12)	$ (31,514)

Other income (expenses)	$ -	$ -
Interests income (expenses)	$ -	$ 4	$ 26
Income tax	$ -	$ -

Net income (loss)	$ -	$ (8)	$ (31,488)

Net earning per share
Basic and diluted	$ -	$ -	$ (0.02)

Weighted Average Number of Common Shares
Basic and diluted	1,229,945	1,225,000	1,227,435

USChina Taiwan Inc

Statements of Changes in Stockholder's Equity

	Common	Paid-in	Profits
	Shares	Capital	(Loss)	Total
From Dec. 18, 2009 to Mar. 31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	1,225,000
Issuance of Common Stock, Amount		$ 31,210
Net income (loss)			$ (29,985)
Ending Balance, Shares	1,225,000
Ending Balance, Amount				$ 1,225

From Apr. 1, 2010 to Mar. 31, 2011
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$ 4
Ending Balance, Shares	1,225,000
Ending Balance, Amount				$ 1,229

From Apr. 1, 2011 to Mar. 31, 2012
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount				$ 1,229
Issuance of Common Stock, Shares	5,000
Issuance of Common Stock, Amount		$ 1,505
Net income (loss)			$ (1,507)
Ending Balance, Shares	1,230,000
Ending Balance, Amount		$ 1,505	$ (1,507)	$ 1,227

From Apr. 1, 2012 to June 30, 2012
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount				$ 1,227
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)
Ending Balance, Shares	1,230,000
Ending Balance, Amount				$ 1,227

USChina Taiwan INC.

Statements of Cash Flow

Three Months Ended June 30, 2012 and 2011, and

From December 18, 2009 (Inception) Through June 30, 2012

From
	Three Month	Three Month	12/18/09
	Ended	Ended	(Inception) to
	6/30/2012	6/30/2011	6/30/2012
Cash Flow from operating activities
Net Income (Loss)	$ (1,507)	$ 13	$ (31,481)

Net cash provided by operating activities	$ (1,507)	$ 13	$ (31,481)

Cash flows from investing activities			$ -

Cash flows from financing activities
Proceeds from loan payable	$ -		$ 5,985

Proceeds from sale of common stock	$ 1,505		$ 32,715
Net cash provided by financing activities	$ 1,505	$ 5	$ 38,700

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,213	$ 7,215	$ -
Cash, end at the period	$ 7,213	$ 7,207	$ 7,213

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

                                                USChina Taiwan Inc.

                                               NOTES TO FINANCIAL STATEMENTS

                                                       June 30, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through June 30, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2012.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to June 30, 2012 and generated no revenues with operation loss of $31,488, or $(0.02) per share, and the Company's current asset of $1,227 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from Mr. Ching-Sang Hong, the President and CFO of the company, and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

                                           As of June 30, 2012

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

7. NET OPERATING LOSSES

As for the quarter ended June 30, 2012, the Company has a net operating income of $0, or $ 0.00 per share. As for the inception December 18, 2009 to June 30, 2012, the Company has a net operating loss carry forward of $(8), or $(0) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

None

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2012:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,230,000 shares issued and outstanding, and the shareholder equities were $1,227.

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

Mr. Hong is a Vice-Chairman of Shanghai WWT IoT Technology Co which established on April 1, 2011 in Shanghai China and engaged in developing products in the industry of Internet of Things, and successfully produced Underground Mine Intelligent Integrated Information Terminals which already recognized by market, and used in Shandong Gold Mine Group; and the company also developed products in the application of automobiles. There are no definite relation between this company and Shanghai WWT IoT Technology Co except Mr. Hong is the senior officer of both companies.

Liquidity and Capital resources:

Since Mr. Hong has no compensation, and he spent his own money for the develop stage of our company, no cash was charged on operation in the three months period ended on June 30, 2012. There was $ 7,213 cash deposit including Mr. Hong's free-of-interests loan $5,985, in the bank on June 30, 2012.

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

                                                                                             USChina Taiwan Inc

           Dated: August 9, 2012                                                          By: /s/ Ching-Sang Hong

                                                                                          ------------------------

                                                                                          Ching-Sang Hong, CEO, CFO