Form 10-Q
period 2012-12-31
USChina Taiwan Inc
filed 2013-02-19
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54152

USChina Taiwan, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-2039490
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9900 Corporate Campus Drive, Ste 3000

Louisville, Kentucky  40223

(Address of Principal Executive Offices)

(502) 657-6005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 19, 2013 – 1,234,236 shares of common stock.

USChina Taiwan, Inc.

FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012 (Audited)	3

	Statements of Operations for the Three and Nine Months Ended December 31, 2011 & 2010 and From December 18, 2009 (Inception) Through December 31, 2011 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011 and from December 18, 2009 (Inception) through December 31, 2011(Unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 6.	Exhibits	9

Signatures		10

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

USChina Taiwan, Inc.

BALANCE SHEETS

As of December 31, and March 31, 2012

	12/31/2012	3/31/2012
	Unaudited	Audited
Cash	$ -	$ 7,213

Total Current Asset		$ 7,213
Investment
Property
Intangible Assets
Total Assets	$ -	$ 7,213

Liabilities and Shareholders' equity
Current Liabilities:
loan from officer		$ 5,985
Other

Long-term Debt

Total Liabilities		$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common stock and paid-in capital ---
1234236& 1230000 shares issued & o/s respectively
on Dec 31 & March 31, 2012 w/ par $0.001	$ 41,485	$ 32,715
Deficit accumulated in development stage	$ (41,485)	$ (31,488)
Total Shareholders' Equity	$ -	$ 1,227

Total Liabilities and Shareholders' Equity	$ -	$ 7,212

The accompanying notes are an integral part of these financial statements.

USChina Taiwan, Inc.

STATEMENTS OF OPERATIONS

Three and Nine Months Ended December 31, 2011 & 2010 and

From December 18, 2009 (Inception) Through December 31, 2011

(Unaudited)

From
	Three Month	Three Month	Nine Month	Nine Month	12/18/2009
	ended on	ended on	ended on	ended on	(Inception)
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	to:12/31/2012
Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -	$ -
Administrative costs	$ 10,000		$ 10,000
Total Operating Expenses	$ 10,000	$ -	$ 10,000	$ -

Income (loss) from Operation	$ (10,000)	$ (12)	$ (10,000)	$ (17)	$ (41,513)

Other income (expenses)	$ -	$ -	$ -	$ -
Interests income (expenses)	$ 1	$ 4	$ 3	$ 7	$ 28
Income tax	$ -	$ -	$ -	$ -

Net income (loss)	$ (9,999)	$ (8)	$ (9,997)	$ (10)	$ (41,485)

Net earning per share
Basic and diluted	$ -	$ -	$ -	$ -	$ (0.03)

Weighted Average Number of Common Shares
Basic and diluted	1,234,236	1,230,000	1,230,086	1,230,000	1,227,767

The accompanying notes are an integral part of these financial statements.

USChina Taiwan, Inc.

Statements of Cash Flow

Nine Months Ended December 31, 2011 & 2010 and

From December 18, 2009 (Inception) Through December 31, 2011

(Unaudited)

From
	Nine Month	Nine Month	12/18/09
	Ended	Ended	(Inception) to
	$ 41,274	$ 40,908	$ 41,274
Cash Flow from operating activities
Net Income (Loss)	$ (9,997)	$ (8)	$ (41,485)

Net cash provided by operating activities	$ (9,997)	$ (8)	$ (41,485)

Cash flows from investing activities			$ -

Cash flows from financing activities
Increase (decrease) from loan payable	$ (5,985)		$ -
Increase (decrease) from paid-in-capital	$ (1,230)		$ (1,230)
Proceeds from sale of common stock	$ 10,000	$ 5	$ 42,715
Net cash provided by financing activities	$ 2,785	$ 5	$ 41,485

Increase (decrease) in cash			$ -
Cash, beginning at the period	$ 7,212	$ 7,215	$ -
Cash, end at the period	$ -	$ 7,212

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

USChina Taiwan, Inc.

Notes to the Financial Statements

December 31, 2012

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended March 31, 2012 filed on July 12, 2012. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending March 31, 2013.

On December 31, 2012, RadTek Co., Ltd, an unrelated third party purchased 1,107,500 shares of the Company’s shares of common stock, representing 89.6% of the 1,234,236 issued and outstanding shares, from Mr. Ching-Sang Hong, our Chairman and Chief Executive Officer, for a purchase price of approximately $325,060. The transaction was exempt from registration under Section 4(1) and Section 4(2) under the Securities Act of 1933, as amended, as a private transaction between a seller and a sophisticated purchaser.

NOTE 2 RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At December 31, 2012 and March 31, 2012, the Company had notes payable to related parties of $ 0 and $5,985 respectively. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended March 31, 2012, the Company has an accumulated deficit of $(31,488) from inception of the Company through March 31, 2012. The accumulated deficit as of December 31, 2012 was $(41,485) and the total stockholders’ equity at December 31, 2012 was $ 0 and had continued losses, and no revenue from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 4 SUBSEQUENT EVENTS

On December 31, 2012, Ching-Sang Hong agreed to resign from his positions as Chairman, President, Chief Executive Officer and Chief Financial Officer effective immediately, and agreed to resign from his position as a director of the Company, effective upon the termination of the ten day waiting period mandated by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. In addition, Andrew Chien, Secretary of the Company, agreed on December 31, 2012 to resign from his position effective immediately. Ching-Sang Hong and Andrew Chien did not resign from their position because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. JaeChan Kim was appointed to the office of Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary, and as a director on December 31, 2012, effective immediately, to fill the vacancies caused by Ching-Sang Hong’s and Andrew Chien’s resignations. As a result of JaeChan Kim’s appointment to the Board of Directors, the Company currently had two directors and there was not a change in the majority of the Board prior to the mailing to shareholders of the Information Statement on Schedule 14F-1 and the ten day notice period which the mailing of the Schedule 14F-1 commences.

On February 4, 2013, JaeChan Kim agreed to resign from his positions as Chairman, President, Chief Executive Officer and Chief Financial Officer effective immediately, and agreed to resign from his position as a director of the Company, and was appointed to the position of Treasurer of the Company. JaeChan Kim did not resign from any position because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Kwang Hyun Kim was appointed to the offices of President and Secretary, and as a director on February 4, 2013. As a result of Kwang Hyun Kim’s appointment to the Board of Directors and JaeChan Kim’s resignation as a director, the Company currently has only one director.

Mr. Kil-Su Kim was appointed to the Board of Directors as a director on February 4, 2013.

The Company currently has two directors, a President and Secretary and a Treasurer.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances. Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

We had no material operations during the quarterly period ended December 31, 2012. In the quarterly period ended December 31, 2012, we had revenues of $0, compared to the quarterly period ended December 31, 2011, with revenues of $0. Selling, general and administrative expenses were $(10,000) for the three-month period ended December 31, 2012, compared to $(12) for the same period in 2011. The rise in selling, general and administrative expenses between the two periods was primarily due to the cancellation fee of 5000 shares issued to Mundial Financial Group.

Nine months Ended December 31, 2012 Compared to Nine months Ended December 31, 2011

We had no material operations during the nine months ended December 31, 2012. In the nine months ended December 31, 2012, we had revenues of $0, compared to revenues of $0 for the nine months ended December 31, 2011. Selling, general and administrative expenses were $10,000 for the nine months ended December 31, 2012, compared to $17 for the nine months ended December 31, 2011. We had a net loss of $(9,997) for the nine-month period ended December 31, 2012, compared to a net loss of $(10) for the same period in 2011. The increase in net loss was primarily due to the cancellation fee of 5000 shares issued to Mundial Financial Group.

Liquidity and Capital Resources

We had cash or cash equivalents of $0 and $7,212 on hand at December 31, 2012 and at March 31, 2012 respectively. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by KwangHyun Kim, President.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by JaeChan Kim, Treasurer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Kwang Hyun Kim, President and JaeChan Kim, Treasurer.
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.*

*	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

USCHINA TAIWAN,  INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	February 19, 2013	By:	/s/ KwangHyun Kim
KwangHyun Kim, President (Principal Executive Officer)

Date:	February 19, 2013	By:	/s/JaeChan Kim
JaeChan Kim, Treasurer (Principal Financial Officer)