Form 10-Q/A
period 2012-12-31
RadTek, Inc
filed 2013-06-14
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54152

RadTek, Inc.

Formerly USChina Taiwan, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-2039490
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9900 Corporate Campus Drive, Ste 3000 c/o PEG

Louisville, Kentucky  40223

(Address of Principal Executive Offices)

(502) 657-6005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “non-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: June 13, 2013 – 1,234,236 shares of common stock.

EXPLANATORY NOTE

The purpose of the Amendment of Quarterly Report of Form 10-Q/A for RadTek, Inc. (formerly USChina Taiwan Inc.) for the quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 13, 2013, is to correct disclosure.

We are amending the disclosure that indicated Company’s status as a shell company according to rule 12b-2 of the Exchange Act which was inadvertently place in there by administrative third party.  The Company is not a shell company.  The Company has never been and is not now a shell company.

Since the time of the filing the company has changed name and ticker (new name is RadTek and ticker is RDTK) and will incorporate the new name in filing records in titles and filing signatures of officers when appropriate and no other changes in areas, like the financials, have been made to the Form 10-Q on Form 10-Q/A.

We are submitting this Form 10-Q/A submitting only the content that is different from the original 10-Q filing.  We will submit this abbreviated filing in accordance with SEC regulations that allow for submission of only the items that have material changes.

We will also submit the exhibits that are signed by the officers with updated disclosure signature dates.

RadTek, Inc. (formerly USChina Taiwan, Inc.)

Dated: June 13, 2013

By: /s/ Kwang Hyun Kim

------------------------

Kwang Hyun Kim, CEO, Secretary, Director

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Kwang Hyun Kim, President.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by JaeChan Kim, Treasurer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Kwang Hyun Kim, President and JaeChan Kim, Treasurer.

SIGNATURES

RadTek, Inc. (Formerly USChina Taiwan, Inc.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:	June 13, 2013	By:	/s/ Kwang Hyun Kim
Kwang Hyun Kim, President (Principal Executive Officer)

Date:	June 13, 2013	By:	/s/JaeChan Kim
JaeChan Kim, Treasurer (Principal Financial Officer and Principal Accounting Officer)

EX-31 2 e31.htm

Exhibit 31

CERTIFICATION

I, Kwang Hyun Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RadTek, Inc. (Formerly USChina Taiwan, Inc.)

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. As the registrant's certifying officer I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 13, 2013

By: /s/ Kwang Hyun Kim

------------------------------------------

  Kwang Hyun Kim, President, Secretary

EX-32 3 e32.htm

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadTek, Inc. (Formerly USChina Taiwan, Inc.) (the "Company") on Form 10-Q for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Treasurer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 13, 2013

By:	/s/ JaeChan Kim
------------------------------
JaeChan Kim
Treasurer