Form 10-K
period 2013-03-31
RadTek, Inc
filed 2013-07-02
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-165526

RadTek, Inc.

(Formerly: USChina Taiwan, Inc.)

(Exact name of registrant in its charter)

NEVADA	27-2039490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (502) 657-6005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of June 28, 2013 was 1,234,236 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

RadTek, Inc. (Formerly: USChina Taiwan, Inc.)

Form 10-K

For the Fiscal Year Ended March 31, 2013

PART I

ITEM 1. BUSINESS

RadTek, Inc. (Formerly USChina Taiwan, Inc.) was incorporated in Nevada on December 18, 2009, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in the Taiwan that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

The Company was a subsidiary of USChina Channel Inc., and spun off on March 15, 2010. As of March 18, 2013 the company filed with the Nevada Secretary of State and subsequently with the SEC and FINRA for a name change to RadTek, Inc., change to the Articles of Incorporation. With this the ticker of the company also changed to RDTK and created a class of preferred stock with 10,000,000 shares issuable. No preferred shares have been issued to date.

The Company is in the development stage with minimal operations And is now working to reconfigure and operate in the X-RAY APPARATUS & TUBES & RELATED IRRADIATION APPARATUS field with a SIC code of 3844.

Marketing. We will offer our products and services at various locations throughout the country and internationally. We will employ a marketing director who is primarily responsible for closing the prospects created through promotion. These services will be sold as both corporate solutions for smaller firms and government agencies and directly to the public through various marketing and advertising mediums with an emphasis on industry events and the internet.

Promotional and Licensing Agreements. We are seeking promotional and licensing agreements, we have not entered into promotional and licensing agreements with any firms at this time for products and promotional materials.

Competition. The industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location. There are well-established market leaders that are nationally and internationally recognized and which possess substantially greater financial, marketing personnel and other resources than us. There are also a small number of local or regional vendors. It is also likely that other competitors will emerge in the near future. There is no assurance that we will compete successfully with other established new product direction. We shall compete on the basis of availability, price, service, quality and location once we secure product lines for distribution. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees. The Company does not employ any full time employees at the time and is operating with the uncompensated work of their board of directors and third parties who have not received compensation at this time from RadTek, Inc. Additional employees or independent contractors will be obtained as required.

Seasonal Nature of Business Activities. The Company's operations have shown to be partially seasonal due to the buying cycle of larger firms however this is not a guaranteed limit on potential future revenue streams. Our plan is to increase sales force in areas where we feel we can maintain a steady revenue stream in the future.

Government Regulation. The Company will need some government approval of our services due to the sensitive nature of the equipment and technology types employed. However we do not see this as a barrier and are not aware of any existing or probable governmental regulations that will prevent operations on our business or industry.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The registrant’s executive offices, which consist of 1,000 square feet, are located at 9900 Corporate Campus Dr, Suite 3000, Louisville, KY 40223. We currently use office space shared with PEG Inc. and have not entered into a lease for this office at this time. The space provided has no monthly fees at this time.

ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against RadTek, Inc. (formerly: USChina Taiwan, Inc.)

.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a) Market Information. The Company began trading publicly on the NASD Over the Counter Bulletin Board on December 18, 2009 under the name USChina Taiwan, Inc. and symbol "USCH". On March 18, 2013, the Company filed amendments to its articles of incorporation changing the name to RadTek, Inc. and updating the ticker symbol to RDTK.

The following table sets forth the range of high and low bid quotations for our common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/13	1.10	1.10
12/31/12	1.10	1.10
9/30/12	1.10	1.10
6/30/12	0.11	0.11

3/31/12	0.11	0.11
12/31/11	0.11	0.11
9/30/11	0.11	0.11
6/30/11	0.11	0.11

NOTE: We are taking some historical data from estimates. Due to name change historical data past Sept 2012 does not seem to show and we cannot independently verify unequivocally the exact historical prices. Prior reports indicate a rise to $2 dollars per share in the last two years, however we cannot validate this.

b) Holders. At March 31, 2013, there were approximately 31 shareholders of the Company’s common stock.

c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the Company under equity compensation plans.

e) Performance graph. Not applicable.

f) Sale of unregistered securities.

Not applicable

Item 5(b) Use of Proceeds. Not applicable.

Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Demand for the Company's products are dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Company’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have operations planned through March 31, 2014.

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures and has no plans for future capital expenditures, other than as discussed above, at this time. The Company has borrowed $2,901 dollars for ongoing operations. This loan was made by RadTek Co. Ltd. Korea and was made with no interest payments and considered paid in investment.

We believe that our cash on hand and cash generated from operations will not be sufficient to conduct operations through March 31, 2014. RadTek Co. Ltd of Korea has agreed to loan monies for operations through March 31, 2014.

The board of directors has no immediate offering plans in place and shall determine the amount and type of financing as our financial situation dictates.

For the year ended March 31, 2013, we spent $2,801 on operations for the Company. Comparatively, for the year ended March 31, 2012, we spent $1,517 on additions to operations and filings, and spent no money on acquisition of property and equipment. As a result, we spent $-0- on investing activities for the year ended December 31, 2012. The change in administrative fees was mainly due to costs associated with a name change.

For the year ended March 31, 2013, we received proceeds from a shareholder advance of $2,901 and we repaid a loan from officer of $5,985. As a result, we had net cash provided by financing activities of $1,670 for the year ended March 31, 2013.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the years ended March 31, 2013 and 2012, we did not receive any revenues. We had general and administrative expenses with $2,801 in 2013 compared to $1,517 in 2012 with the key difference in expenses relating to name change activity. In 2013, we had interest income of $3, other income of $-0-, and interest expenses of $-0-. As a result, we had a net loss of $2,798 for the year ended March 31, 2013, a minor increase from the year ended March 31, 2012 of $1,507 with the key difference in results related to name change activity. Comparatively, for the year ended March 31, 2012, we had interest income of $10 and interest expenses of $-0-, resulting in a net loss of $1,507 for the year ended March 31, 2012.

Plan of Operation. The Company may experience problems, delays, expenses and difficulties, many of which are beyond the Company’s control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services. The Company did not recognize any deferred income.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years. At March 31, 2013, we have no property or equipment to depreciate.

Stock-Based Compensation

We record stock based compensation in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RadTek, Inc. (Formerly USChina Taiwan)

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RadTek, Inc. (Formerly USChina Taiwan Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of RadTek, Inc. (Formerly USChina Taiwan Inc.) (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period from December 18, 2009 (inception) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of RadTek, Inc. (Formerly USChina Taiwan Inc.) (A Development Stage Company) as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from December 18, 2009 (inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that RadTek, Inc. (Formerly USChina Taiwan Inc.) (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, RadTek, Inc. (Formerly USChina Taiwan Inc.) (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

July 1, 2013

RadTek, Inc. (Formerly USChina Taiwan Inc.)
Balance Sheet
As of March 31, 2013 and 2012

	3/31/2013	3/31/2012
Cash	$ 100	$ 7,213

Total Current Asset	$ 100	$ 7,213
Investment
Property
Intangible Assets
Total Assets	$ 100	$ 7,213

Liabilities and Shareholders' equity
Current Liabilities:
loan from officer	$ 2,901	$ 5,985
Other

Long-term Debt

Total Liabilities	$ 2,901	$ 5,985

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common stock and paid-in capital ---
1,234,236 shares issued & outstanding
with par value $0.001	$ 31,485	$ 32,715
Deficit accumulated in development stage	$ (34,286)	$ (31,488)
Total Shareholders' Equity	$ (2,801)	$ 1,227

Total Liabilities and Shareholders' Equity	$ 100	$ 7,212

RadTek, Inc. (Formerly USChina Taiwan Inc.)
Statements of Operations
As of March 31, 2013 and 2012
From December 19, 2009 (Inception) Through March 31, 2013

	3/31/2013	3/31/2012	to: 3/31/2013
Revenue	$ -	$ -	$ -
Cost of Revenue	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -
General and administrative expenses	$2,801	$ 1,517	$ 34,314
Research and development costs
Total Operating Expenses	$ 2,801	$ -	$ 34,314

Income (loss) from Operation	$ (2,801)	$ (1,517)	$ (34,314)

Other income (expenses)		$ -
Interests income (expenses)	$ 3	$ 10	$28
Income tax	$ -	$ -

Net income (loss)	$ (2,798)	$ (1,507)	$ (34,286)

Net earnings per share
Basic and diluted	$ -	$ -	$ (0.03)

Weighted Average Number of Common Shares
Basic and diluted	1,234,236	1,229,932	1,232,084

RadTek, Inc. (Formerly USChina Taiwan Inc.)
Statements of Cash Flows
As of March 31, 2013 and 2012
From December 19, 2009 (Inception) Through March 31, 2013

From
	Year	Year	12/18/09
	Ended	Ended	(Inception) to
	3/31/2013	3/31/2012	3/31/2013
Cash Flow from operating activities
Net Income (Loss)	$ (2,798)	$ (1,507)	$ (34,286)
Change in Accounts Payable	$ (5,985)		$0

Net cash used by operating activities	$ (8,783)	$ (1,507)	$ (34,286)

Cash flows from investing activities

Cash flows from financing activities
Proceeds from Officers loan	$2,901	$ -	$ 2,901

Withdraw from sale of common stock	$ (1,231)	$ 1,505	$ 31,485
Net cash provided by financing activities	$1,670	$ 1,505	$ 34,386

Increase (decrease) in cash	$ (7,113)	$ (2)
Cash, beginning of the period	$ 7,213	$ 7,215
Cash, end at the period	$ 100	$ 7,213	$ 100

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -

RadTek, Inc. (Formerly USChina Taiwan Inc.)
Statements of Changes In Stockholders' Equity

	Common	Paid-in	Profits
	Shares	Capital	(Loss)	Total

From Dec 18, 2009 to Mar. 31, 2011
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$ 4
Ending Balance, Shares	1,225,000
Ending Balance, Amount				$ 1,225

From Apr. 1, 2011 to Mar. 31, 2012
Beginning Balance, Shares	1,225,000
Beginning Balance, Amount
Issuance of Common Stock, Shares	9,236
Issuance of Common Stock, Amount		$ 1,505
Net income (loss)			$ (1,507)
Ending Balance, Shares	1,234,236
Ending Balance, Amount		$ 32,715	$ (31,488)	$ 1,227

From Apr 1, 2012 to Mar. 31, 2013
Beginning Balance, Shares	1,234,236
Beginning Balance, Amount		$ 32,715	$ (31,488)
Issuance of Common Stock, Shares
Withdraw from Equity		$ (1,230)
Issuance of Common Stock, Amount
Net income (loss)			$ (2,798)
Ending Balance, Shares	1,234,236
Ending Balance, Amount		$ 31,484	$ (34,286)	$ (2,801)

RadTek, Inc. (Formerly USChina Taiwan INC.)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

RadTek, Inc. (Formerly USChina Taiwan, Inc.) was incorporated in Nevada on December 18, 2009, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in the Taiwan that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

The Company was a subsidiary of USChina Channel Inc., and spun off on March 15, 2010. As of March 18, 2013 the company filed with the Nevada Secretary of State and subsequently with the SEC and FINRA for a name change to RadTek, Inc., change to the Articles of Incorporation. With this the ticker of the company also changed to RDTK and created a class of preferred stock with 10,000,000 shares issuable. No preferred shares have been issued to date.

The Company is in the development stage with minimal operations And is now working to reconfigure and operate in the X-RAY APPARATUS & TUBES & RELATED IRRADIATION APPARATUS field with a SIC code of 3844.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 18, 2009 (inception) through March 31, 2013.

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 18, 2009 (date of inception) to March 31, 2013 and generated no revenues with operation loss of $34,286, or $(0.03) per share, and the Company's current asset of $100 is not sufficient to cover the operating expenses for the next twelve months. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management believes that the Company will be able to operate for the coming year by obtaining additional financial responsibilities from RadTek Co. Ltd. and from other sources of equity funding.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS:

On January 1, 2013, RadTek Co. Ltd Board of Directors made a financial agreement with the company to agree that they will pay for expenses incurred by the “INC” before the INC can generate positive cash flow, and will not charge the "INC". Their payment will be recorded as a loan and count as the paid-in capital without any new shares being issued to them. In this fiscal year, they paid $2,901, counted as additional paid-in capital, for the ongoing fees of last year.

6. INCOME TAXES

                                   As of March 31, 2013

Deferred tax assets:

Net operating tax carry forwards	$34,286
Other	0
Valuation allowance	$(34,286)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of March 31, 2013, the Company has a net operating loss carry forward of $ (34,286) or $ (0.03) per share. Net operating loss carry forward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2013:

Common stock, $0.001 par value; 60,000,000 shares authorized; 1,234,236 shares issued and outstanding.

Preferred stock, $ 0.001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding.

(end of financials)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and Treasurer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and Treasurer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2013, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended March 31 2013. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

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

On February 26, 2013, Mr. Yong Hyun Chung was appointed as a director. As a result of Mr Chung’s appointment to the Board of Directors the Company currently has three directors.

The Company currently has three directors, a President (CEO) and Secretary and a Treasurer (CFO/Controller).

On March 18, 2013, USChina Taiwan, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing the Company’s name to RadTek, Inc. And to create a class of preferred stock with 10,000,000 shares issuable. At this time there are no issued shares of preferred stock.

In connection with the name change, effective as of April 10, 2013 with FINRA and the SEC the trading symbol for the Company’s common stock, which is quoted on the OTC Bulletin Board/OTCQB, changed from “UCHN” to “RDTK.”

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors. The following persons listed below have been retained to provide services as director until the qualification and election of his successor. All holders of common stock will have the right to vote for directors of the Company. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions. The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant. Directors receive no cash compensation or fees for their services rendered in such capacity.

Mr. Kwang Hyun Kim is a full time employee of the Company.

The executive officers and directors are:

Name	Position	Term(s) of Office
Kwang Hyun Kim, age 46	President/CEO, Director	2-4-13 to present
Secretary

Jae Chan Kim, age 73	Treasurer/CFO/Controller	2-4-13 to present

Kil-Su Kim, Age 53	Director	2-4-13 to Present

Yong Hyun Chung	Director	2-26-13 to present

Resumes:

Mr. Kwang Hyun Kim, 46, in addition to being the President (CEO), Secretary and Director of the Company, has a vast array of experiences that make him an well qualified as an executive officer of USChina Taiwan. His experiences span several decades in the research and senior management fields and include current work as an Assistant Professor for Industry-University Cooperation Foundation at Konyang University, in 2011-12 as Visiting Professor at University of Michigan in the Nuclear Engineering and Radiological Sciences, 2010-11 as Assistant Professor at Joonwon University for Biomedical Engineering. 2009 to 2011 as a Director of BAERI (Basic Atomic Energy Research Institute) funded by the Ministry of Education and Science. He was also a Visiting Professor, Lecturer and Assistant Professor at Chosun University. He conducted his post doctoral work at KAERI (Korean Atomic Energy Research Institute). He was CEO and Director of Research at RadTek in Korea from 2001 to 2004. He was the director of Research Center for Hyundai’s Nuclear Engineering Research Institute from 98 to 2004. Prior to that he was a researcher for the Chosun University’s New Technology Research Center for Energy and Environments. He has additional experience as a scientist, engineer at MeltTran Co in Idaho Falls, Idaho. He served in the Korean military as a Researcher for Research Institute of Hannil General Industry Co, Ltd. He has his received his Ph.D. in 2004 from Korea Advanced Institute of Science and Technology (KAIST) in the Department of Nuclear & Quantum Engineering. His licenses, honors, awards and publications lists are extensive and include multiple patents.

Mr. JaeChan Kim, 73, in addition to being the Treasurer (CFO) and Controller of the Company, is the Chief Executive Officer of RadTek Co., Ltd in their Korean and worldwide operations. He has a vast background in business development and his experiences include being the General Manager of Statistics and Planning for the Armed Forced Combined Hospital in Kwangju, Korea, Company Commander of Homeland Reserve Forces at the School of Medical & Science at Cheonnam National University, Kwangju, Korea, Director of General Affairs and Accounting for Korea Rural Community Corporation and Director of Accounting for Sinbaram Travel Agency. He is a graduate of Chosun University College of Law, South Korea.

Mr Kil-Su Kim, 53, Mr Kim is a graduate of Kyunghee University in Korea where he received a degree in the department of Commerce and Trade in 1986. During that time he also served his military service and was honorably discharged in 1982. He has a varied business experiences in the last 20 plus years to include from 86 to 92 work at Dongyang Jungmil Industries in the trade department. From 92-95 he served as Section Chief at Hyundai Electronics. From 95 to 2000 he was Deputy Head of his department at Hankuk Computer in public business development. He served as Executive Director of Seoul Electrons. From 2008 to 2011 he was Vice President of Dasan S&C. He is currently the Vice President of Itinfranet in South Korea. In his time as an OEM manager he arranged contracts in the hundreds of trillions of Won for companies like Hyundai, Samsung, Daewoo and Gold Star. He is married with 2 children.

Mr Yong Hyun Chung has a wide variety of knowledge in the X-ray technology sector and will be an extremely important addition to the board. His background includes a BS in nuclear engineering from KAIST in Taejeon Korea, in 97. An MS in nuclear engineering with a focus in biomedical science and engineering in 1999 from KAIST. A Ph.D. in nuclear and quantum engineering in 2004 from KAIST.

His professional experience reaches from 1997 to present with experience as a visiting researcher at the Korean Basic Science Institute. From ‘97 to 2002 he was an research assistant in Radiation Detection and Medical Imaging Laboratory at KAIST. From 2002 to 2004 he worked as a visiting researcher in the department of nuclear medicine at Samsung Medical Center in Seoul, Korea. In 2003 to 2004 he was a Member of the Crystal Clear Collaboration and in the same term he was a Member at OpenGATE Collaboration. From 2004 to 2005 he was a researcher at the Center for Clinical Research at the Samsung Biomedical Research Institute. From 2004 to 2006 he was a Postdoctoral Researcher at the Crump Institute for Molecular Imaging at the David Geffen School of Medicine at UCLA in Los Angeles, USA. From 2006 to 2010 he was an Assistant Professor in the Dept of Radiological science at Yonsei University. From 2010 to 12 he was in General Affairs at the Institute of Health Science at Yonsei University. From 2010 to present he has been an Associate Professor at the Department of Radiological Science at Younsei. He has also been from 2009 to present a Scientific Secretary for IEEE NPSS Seoul Chapter.

During this time and currently he is involved in multiple research projects to include designs for in-vivo molecular imaging and non-invasive techniques with gamma camera’s, single photo emission computed tomography, position emission tomography, x-ray computed tomography and many others. He has been an expert with multiple publications and experience as presenter for international conferences on the subjects.

Committees of the Board of Directors

We have a standing audit committee consisting of the President and Treasurer. We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2012-13.

Code of Ethics Policy

In March 2010, the Company adopted the Code of Ethics pursuant to Item 406 of Regulation S-K, of which all our officers and employees are bound by.

The Code of ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. The full text of the Code of Ethics also posted in the Company's SEC website.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kwang Hyun Kim	2013	-0-	-	-	-0-	-0-
CEO

DIRECTOR COMPENSATION FOR 2013

The following table sets forth the compensation to our directors for

2012:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kil-Su Kim	-0-	-	-	-	-0-
Yong Hyun Chung	-0-	-	-	-	-0-
Kwang Hyun Kim	-0-	-	-	-	-0-

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the Company by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Shareholdings at March 31, 2013

Name and Address of Beneficial Owner	Number & Class (1) of Shares, Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares Percent of Class (2)
RadTek Co., Ltd.	1,107,500 (1)	89.7%

(1) Includes 1,107,500 common shares

(2) The percentages are based upon 1,234,236 issued and outstanding common shares.

The following information relates to the common shares beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Kwang Hyun Kim	-0- (2)	-0- (3)
Jae Chan Kim	-0-	-0-
Kil-Su Kim	-0-	-0-
Yong Hyun Chung	-0-	-0-
All directors and executive officers as a group (4 persons)	-0-	-0-

(1) The address for each of the persons listed above is c/o 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended March 31 2013, we received an advance from an officer with an outstanding principal balance of $2,801, accruing no interest per year with no payment terms specified. As of March 31, 2013 the note had not accrued interest.

Director Independence. The Company’s board of directors consists of Kwang Hyun Kim, Yong Hyun Chung and Kil-Su Kim. Neither Kim, Chung or Kim are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended March 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11. Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended March 31, 2013 were $3,000.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended March 31, 2012 were $1,500.

Audit related fees: None

Tax Fees. We did not incur any aggregate tax fees and expenses from Kenne Ruan, CPA, P.C. for the years ended March 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kenne Ruan, CPA, P.C. during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the years ended March 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadTek, Inc.

/s/ Kwang Hyun Kim

By: Kwang Hyun Kim

President/CEO

Date: July 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kwang Hyun Kim	CEO/ Director	July 1, 2013

/s/Jae Chan Kim	Treasurer/Controller	July 1, 2013

/s/Kil-Su Kim	Director	July 1, 2013
/s/Yong Hyun Chung	Director	July 1, 2013