Form 10-Q
period 2013-06-30
RadTek, Inc
filed 2013-08-20
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-54152

RadTek, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-2039490
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9900 Corporate Campus Drive, Ste 3000, c/o PEG
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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2013 – 1,234,236 shares of common stock.

RADTEK, INC.

(Formerly USChina Taiwan Inc.)

FORM 10-Q

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Part 1 – FINANCIAL INFORMATION

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Balance Sheets

As of June 30, 2013 and March 31, 2013

	6/30/2013	3/31/2013
	(Unaudited)	(Audited)
Cash	$100	$100
Prepaid expense	5,000	-
Total Current Asset	$5,100	$100
Total Assets	$5,100	$100

Liabilities and Shareholders' equity
Current Liabilities:
Loan from related party	$13,779	$ 2,901
Total Liabilities	$13,779	$ 2,901

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common stock
1,234,236 shares issued & outstanding with par value $0.001	$1,234	$1,234
Additional Paid-in Capital	30,251	30,251
Deficit accumulated since inception	($40,164)	($34,286)
Total Shareholders' Equity	($8,679)	($2,801)
Total Liabilities and Shareholders' Equity	$5,100	$100

 The accompanying notes are an integral part of these financial statements.

 RADTEK, INC

(Formerly USChina Taiwan Inc.)

Statement of Operations

Three Months Ended June 30, 2013 and 2012, and

From December 18, 2009 (Inception) Through June 30, 2013

	(Unaudited)
	Three Month	Three Month	12/18/2009
	ended on	ended on	(Inception)
	6/30/2013	6/30/2012	to: 6/30/2013
Revenue	$—	$—	$—
Cost of Revenue	$—	$—
Gross Profits	$—	$—	$—

Operating Expenses
Selling expenses	$—	$—
General and administrative expenses	$5,878	$1,507	$40,192
Research and development costs
Total Operating Expenses	$5,878	$1,507	$40,192

Income (loss) from Operation	$(5,878)	$(1,507)	$(40,192)

Other income (expenses)	$—	$—
Interests income (expenses)	$—	$—	$28
Income tax	$—	$—

Net income (loss)	$(5,878)	$(1,507)	$(40,164)

Net earning per share Basic and diluted	$—	$—
Weighted Average Number of Common Shares Basic and diluted	1,234,236	1,229,945

  The accompanying notes are an integral part of these financial statements.

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Statement of Cash Flows (Unaudited)

Three Months Ended June 30, 2013 and 2012, and

From December 18, 2009 (Inception) Through June 30, 2013

From
	Three Month	Three Month	12/18/09
	Ended	Ended	(Inception) to
	6/30/2013	6/30/2012	6/30/2013
Cash Flow from operating activities
Net Income (Loss)	($ 5,878)	($ 1,507)	($ 40,164)
Changes in operating assets and liabilities
Increased in prepaid expenses	-5,000	—	-5,000
Net cash provided by operating activities	($ 10,878)	($ 1,507)	($ 45,164)

Cash flows from investing activities			$ —

Cash flows from financing activities
Proceeds from Investor's Loans	$ 10,878	$ —	$ 13,779

Proceeds from sale of common stock	0	$ 1,505	$ 31,485
Net cash provided by financing activities	$ 10,878	$ 1,505	$ 45,264

Increase (decrease) in cash		(2)	$ —

Cash, beginning at the period	$ 100	$ 7,215	—
Cash, end at the period	$ 100	$ 7,213	$ 100
Supplemental Cash Flow Information:
Interests paid:	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Notes to the Financial Statements

June 30, 2013

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended March 31, 2013 filed on July 2, 2013. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending March 31, 2014.

NOTE 2 RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At March 31, 2013 and June 30, 2013 the Company had loan payable to related parties of $2,901 and $13,779. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended March 31, 2013, the Company has an accumulated deficit of $(34,286) from inception of the Company through March 31, 2013. The accumulated deficit as of June 30, 2013 was $(40,164) and the total stockholders’ equity at June 30, 2013 was $ (8,679) and had continued losses, and no revenue from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 4 SUBSEQUENT EVENTS

On July 3, 2013, the registrant entered into a definitive agreement with the shareholders of RadTek Co., Ltd.  Pursuant to the agreement, the registrant shall purchase all of the outstanding securities of RadTek Co., Ltd. in exchange for 1,300,000 common shares of the registrant.  RadTek Co., Ltd. shall be a wholly owned subsidiary of the registrant. RadTek Co., Ltd. was incorporated under the laws of Republic of Korea in May 2001, and is engaged in developing and marketing radiation-imaging system and equipment that employ digital radiography technology. The systems offered are primarily in the line of radiation scanning and related engineering services for users in various fields such as biotechnology, medical, product quality control, and security system. The specific product line includes food inspection systems, X-ray diagnosis related systems, baggage and container inspection systems, and radiation safety engineering. As the market in this field is dominated by high-priced systems for large users, RadTek Co., Ltd. aims to focus on the niche market of small users by offering low-cost models.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) Expand our customer base in industries in which we may have an interest, to include X-Ray technology and construction consultation services related to x-ray technology facilities; (ii) Continue reconfiguring our business plans for engaging in the business of our selected industry; and (iii) to expand our contract capacity while completing our expansion of operations through funding and/or our announced acquisition of a going concern engaged in the industry selected.

Other than standard operations associated with business operations mentioned in subsequent events, during the next 12 months, one of our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate. With our business and industry in which our operations have commenced, and other potential acquisitions have not been identified and any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances. Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm's length transaction.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We had limited material operations during the quarterly period ended June 30, 2013. In the quarterly period ended June 30, 2013, we had revenues of $0, compared to the quarterly period ended June 30, 2012, with revenues of $0. Selling, general and administrative expenses were $ 5,878 for the three-month period ended June 30, 2013, compared to $1,507 for the same period in June 30, 2012. The rise in selling, general and administrative expenses between the two periods was primarily due to the increased outsourcing of compliance costs.

Liquidity and Capital Resources

We had cash or cash equivalents of $100 and $100 on hand at June 30, 2013 and at March 31, 2013 respectively. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
Item 1- Financial Information	Balance Sheet
Item 1	Statement of Operations
Item 1	Statement of Cash Flows (Unaudited)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Kwang Hyun Kim, President.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jae Chan Kim, Treasurer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Kwang Hyun Kim, President and JaeChan Kim, Treasurer.
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.*

* Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

RADTEK, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: August 19, 2013	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President

Date:August 19, 2013	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)

Exhibit 31.1

CERTIFICATION

I, Kwang Hyun Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RadTek Inc.

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
record,	process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 19, 2013	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President

Exhibit 31.2

CERTIFICATION

I, Jae Chan Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RadTek Inc.

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
record,	process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:August 19, 2013	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Radtek Inc. (the "Company") on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer & Chief Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 19, 2013	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President

Date:August 19, 2013	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)