Form 10-K/A
period 2012-03-31
RadTek, Inc
filed 2013-09-24
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2012.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:   000-54152

RadTek, Inc.

(Formerly: USChina Taiwan, Inc.)

______________________________________________

(Exact name of registrant as specified in its charter)

Nevada                              27-2039490

--------------------------------     ----------------------------------

(State or other jurisdiction of      (IRS Employer Identification No.)

    incorporation or organization)

9900 Corporate Campus Drive, Suite 3000, Louisville, KY 40223

(Address of principal executive offices)       (Postal or Zip Code)

Registrant's telephone number, including area code: 502-657-6005

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                          Accelerated filer               [ ]

Non-accelerated filer [ ]                            Small reporting company [x]

(Do not check if smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No[ ]

The issuer's revenues for the most recent fiscal year: $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 8, 2012 was 1,230,000 shares.

EXPLANATORY NOTE:

The sole purpose of this amendment of annual report on Form 10-K for RadTek, Inc. (formerly USChina Taiwan Inc.) for the year ended March 31, 2012, originally filed with the Securities and Exchange Commission on July 12, 2012, is to correct several disclosures.

Since the time of the filing the company has changed its name and ticker (new name is RadTek and ticker is RDTK) and will incorporate the new name in filing records in titles and filing signatures of officers when appropriate.   No other changes have been made to the document

We are submitting this Form 10-K/A submitting only the content that is different from the original 10-K filing.  We will submit this abbreviated filing in accordance with SEC regulations that allow for submission of only the items that have material changes.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information provided in this annual report and other filings. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Risks Relating To Our Business

We have no operating history and no signed contracts at this time and our operating results are unpredictable.

We have no operation history.  Since the Company's formation, we have not realized any revenue yet. We do not have any signed contracts with any customers at this time. There is no historic data or pending agreements upon which our investors could evaluate, estimate or predict our future revenue and profits. The likelihood of our company's success must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development.

We will incur increased costs as a result of being a public company, including the adoption of Sarbanes-Oxley Act, which may not be affordable to us.

Rules adopted by SEC pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal control over financial reporting, and attestation of this assessment by the Company’s independent registered public accountants. These requirements may result in changes in corporate governance practices and to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them, while simultaneously developing and organizing our business.  As a development stage company, these new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time. Since we have limited financial resources and staff time, we may not be able to afford the increased costs, which ultimately could cause investors to lose their investment.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the future if we do not generate revenue and profits in the near future. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholders and creditors' confidence may be low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

Our only Director, Mr. Hong has limited financial capability, and needs to run his additional business interests. He may be unable to devote his full time, or even honor all his financial commitments to the Company, and eventually cause you to lose your investment if his outside business fails.

Mr. Hong, our President and sole Director, personally bears the costs of bringing this company public, and bears the loans for the operation of this company. He has limited financial capability, for example he recently took a personal credit line of $200,000 from a bank to help him to cover his personal expenses, including his personal investment in our company.  Mr. Hong has paid about $15,000 per year from his personal accounts to cover the company’s basic costs, such as auditing and SEC filing, without charging the company due to his verbal agreement that he will not charge the company until it has a positive cash flow.  Additionally, he is running an additional business to generate the income to support his operation of this company. He owns Crown Assets Administrative LLC, a Taiwan registered company, and he is the Chief Secretary of Ma-Friend organization, which was organized with the election of President Ma, Ying-Jeou, Republic of China (Taiwan). Mr. Hong devotes about 30 hours per week to the company.  The activities of his additional business may occupy a significant amount of his time, which may result in interruptions or delays in our customer service for our Company.

Mr. Hong's limited financial capability also may cause him to be unable to honor all his financial commitments with the Company, and eventually to cease the operation of the Company, and cause shareholders to lose their investment.

We face strong competitors, which may force us out of business:

There are numerous competitors existing in Taiwan management and financial consultation business: such as Abeam Taiwan, LADO Management Consultants Ltd., etc, which have greater financial resources, longer operating history, brand name recognition, and superior marketing than us. We compete with them by targeting an underserved market, which are small companies, typically managed by an owner personally or an owner’s family only, which lacks the experience of running a stock cooperation or a public company. There is no guarantee that our strategy will work since our company doesn't have any operational history. Even if we have the clients in the future, the competitors' aggressive pricing may greatly reduce our revenue and profits margin. We may never be success if we fail to compete with our competitors.

We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance to cover legal issues due to claims of negligence; no key personnel insurance to protect our company from a key person dies, falls ill, or leaves; no criminal insurance to protect us from theft and malicious damage. Any unanticipated events or expenses may hurt our business substantially.

If we grant employees share options or other share-based compensation in the future, our net income per share could be negatively affected.

If we are forced to pay employees or business cooperators with stock, or stock options for services already performed, we may substantially reduce the value of each share.

Our sole director controls our Company, which could result in a lack of independence needed on certain issues and decisions, which could impact shareholders.

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

Such concentrated control of the Company may adversely affect the price of our common stock in the event we merge with a third party or enter into a transaction which requires shareholder approval.

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

We are working in the emerging markets (i.e. nations with social or business activity in the process of rapid growth and industrialization). The developing nature of these emerging markets presents a number of risks and uncertainties. For example, after the new President Ma charged Taiwan government in 2008, his One China policy (meaning no intention to separate Taiwan from Mainland of China permanently) greatly improved economy cooperation between Taiwan and Mainland of China, and brings new economic development opportunities in Taiwan, which indicates that the political environment has significant influences on Taiwan's economy and our potential business. Any change of One China policy by the Taiwan government will have negative effectiveness on our future.

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

  c). Lower trading volume; and

  d). Market conditions.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

Investors may suffer substantial dilution or an unrealized loss of seniority in preferences and privileges if we need to seek additional funding in the future.

We have authorized 60 million common shares with only about over 1 million shares outstanding. If we desire to raise additional capital in the future we will experience possible losses, and the company has little assets in current operations, or we need to expand our operations, then we may have to issue additional equity, preferred securities or convertible debt securities, which may not need the approval of current shareholders. The issuance of new shares would cause the buyers in this offering to suffer dilution of their ownership percentage. The dilution may be substantial if the maximum of 60 million would be issued, the dilution would be approximately fifty times, or the current shareholder's ownership would be reduced to about 1/50. In addition, it is possible that any future securities could grant new shareholders rights, preferences, and/or privileges that are different from this offering.

Sales of the common stock by Mr. Hong may cause the market price for the common stock to decrease.

Total of 1,102,500 shares of common stock were sold to Mr. Hong at a price substantially less than the offering price of the shares being offered to investors in the offering. If he decides to sell any of his common stock in the future, those sales may cause the market price of the common stock to decrease. However, all of the shares of common stock owned by Mr. Hong are restricted securities as defined under Rule 144 of the Securities Act; meaning his stock may be eligible for sale after a period of six month, subject to timing, limits of sale quantity, and sale restrictions.

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a.	Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "UCHN" (now RDTK). The trade price was traded between $2.00 to $0.10 with limited volume.

When applicable, such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

b. Holders

As of March 31, 2012, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Prior to the change of control of the registrant on December 31, 2012, the registrant distributed its shareholdings of USChina Venture III, Inc. to its shareholders.  Current management has been unable to obtain the information necessary to confirm that the distribution was consistent with Section 5 of the Securities Act of 1933.  Under Section 5, no security may be offered, sold, or delivered unless a registration statement is in effect as to the security, or an exemption from registration is available.   As a result, the registrant may be liable for civil penalties under the provisions of Section 5.

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

On April 6, 2011, the company issued 5,000 restricted shares, valued at $5 for outside services.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, rules processed, summarized and reported within the periods specified in the Securities and Exchange Commission’ and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and Treasurer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and Treasurer, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, and concluded that it is effective.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended March 31, 2012. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: September 24, 2013

By: Kwang Hyun Kim, CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated

RadTek, Inc. (formerly USChina Taiwan, Inc.)

(Registrant)

By: /s/Kwang Hyun Kim

Dated: September 24, 2013

          Kwang Hyun Kim

          Chief Executive Officer

By: /s/Jae Chan Kim

Dated: September 24, 2013

          Jae Chan Kim

          Chief Financial Officer