Form 10-Q
period 2013-09-30
RadTek, Inc
filed 2013-11-18
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 18, 2013 – 1,234,236 shares of common stock.

RADTEK, INC.

(Formerly USChina Taiwan Inc.)

FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Balance Sheets

As of September 30, 2013 and March 31, 2013

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$100	$100
Prepaid Expenses	632	-
Total Current Asset	732	100
Total Assets	$732	$100

Liabilities and Shareholders' equity
Current Liabilities
Accounts Payable	$-	$-
Loan from Related Party	37,859	2,901
Total Current Liabilities	37,859	2,901

Total Liabilities	37,859	2,901

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred Stock:	-	-
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: 0 shares
Common Stock:	1,234	1,234
Authorized: 60,000,000 shares, $0.001 par value
Issued and outstanding: 1,234,236 shares
(March 31, 2013: 1,234,236 shares)
	30,251	30,251
Deficit during Development Stage	(68,612)	(34,286)
Total Shareholders' Equity	(37,127)	(2,801)
Total Liabilities and Shareholders' Equity	$732	$100

The accompanying notes are an integral part of these financial statements.

 RADTEK, INC

(Formerly USChina Taiwan Inc.)

Statement of Operations

For the Three Months and Six Months Ended September 30, 2013 and 2012, and

From December 18, 2009 (Inception) Through September 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Accumulated from December 18, 2009 (Inception) to September 30, 2013
Revenue	$ -	$ -	$ -	$ -	$ -
Cost of Revenue	-	-			-
Gross Profit	-	-	-	-	-

Operating Expenses:
Selling Expenses	-	-		-
General and Administration Expenses	28,448	-	34,326	-	68,640
Total Operating Expenses	28,448	-	34,326	-	68,640

Income (Loss) from Operation	(28,448)	-	(34,326)	-	(68,640)

Other Income (Loss):
Interest Income (Expenses)	-	1	-	1	28
Total Other Income (Loss)	-	1	-	1	28

Net Loss	$(28,448)	$ 1	$(34,326)	$ 1	$(68,612)

Net Loss per Share-Basic and Diluted	$ (0.02)	$ 0.00	$ (0.03)	$ 0.00

Weighted Average Number of Common Stock Outstanding	1,234,236	1,229,945	1,234,236	1,229,945

  The accompanying notes are an integral part of these financial statements.

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Statement of Cash Flows (Unaudited)

For the Six Months Ended September 30, 2013 and 2012, and

From December 18, 2009 (Inception) Through September 30, 2013

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Accumulated from December 18, 2009 (Inception) to September 30, 2013
Cash Flow from operating activities:
Net Income (Loss)	$(34,326)	$ 1	$(68,612)
Changes in operating assets and liabilities
Decrease (Increase) in Prepaid Expenses	(632)	-	(632)
Net cash provided by operating activities	(34,958)	1	(69,244)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from Loan from Related Party	34,958	-	37,859
Proceeds from sale of common stock	-	-	31,485
Net cash provided by financing activities	34,958	-	69,344

Increase (decrease) in cash	-	1	100
Cash, beginning at the period	100	7,213	-
Cash, end at the period	$ 100	$7,214	$ 100

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -
Tax paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Notes to the Financial Statements

September 30, 2013

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended March 31, 2013 filed on July 2, 2013. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending March 31, 2014.

NOTE 2 RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain related parties to provide working capital in the development of the Company’s business. The related parties have generally provided services and/or incurred expenses on behalf of the Company or have provided the necessary operating capital to continue pursuing its business. At March 31, 2013 and September 30, 2013 the Company had loan payable to related parties of $2,901 and $37,859. These amounts are payable to stockholders of the Company and are without terms.

NOTE 3 GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended March 31, 2013, the Company has an accumulated deficit of $(34,286) from inception of the Company through March 31, 2013. The accumulated deficit as of September 30, 2013 was $(68,612) and the total stockholders’ equity at September 30, 2013 was $(37,127) and had continued losses, and no revenue from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company has a strong business plan and continues to develop a strategy of exploring all options available to it so that it can develop successful operations and partnerships and to insure that it has sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

On September 13, 2013, the registrant and the shareholders of RadTek Co., Ltd. mutually agreed to terminate the definitive agreement to purchase all of the outstanding securities of RadTek Co., Ltd.  The termination was due to reconfigured considerations in business structure and other business considerations of the selling shareholders.  The selling shareholders are officers and directors of both RadTek Co., Ltd. and of the registrant.

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

Results of Operations

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

For the three months ended September 30, 2013, we did not earn any revenues.  We had general and administrative expenses of $28,488.  As a result, we had a net loss of $28,448 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we did not earn any revenues.  We had interest income of $1, resulting in a net income of $1 for the three months ended September 30, 2012.

The $28,449 difference in net loss is a result of the increased outsourcing of compliance costs during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the six months ended September 30, 2013, we did not earn any revenues.  We had general and administrative expenses of $34,326.  As a result, we had a net loss of $34,326 for the six months ended September 30, 2013.

Comparatively, for the six months ended September 30, 2012, we did not earn any revenues.  We had interest income of $1.  As a result, we had a net income of $1 for the six months ended September 30, 2012.

The $34,327 difference in net loss is a result of the increased outsourcing of compliance costs during the six months ended September 30, 2013 compared to the three months ended September 30, 2012.

Liquidity and Capital Resources

We did not pursue any investing activities during the six months ended September 30, 2013 and 2012.

During the six months ended September 30, 2013, we received $34,958 as proceeds from loans from related parties.  As a result, we had net cash provided by financing activities of $34,958 for the six months ended September 30, 2013.

We did not pursue any financing activities during the six months ended September 30, 2012.

We had cash or cash equivalents of $100 and $100 on hand at September 30, 2013 and at March 31, 2013 respectively. If additional funds are required in connection with our present planned business operations of seeking an acquisition or business combination candidate or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the nine months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2013, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 18, 2013	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President

Date: November 18, 2013	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)