Form 10-Q/A
period 2013-09-30
RadTek, Inc
filed 2013-11-19
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This amendment to Form 10-Q, as originally filed on November 18, 2013, is being filed solely to correct information in the XBRL filing.

No other changes have been made to this Form 10-Q, and this amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

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

Date: November 19, 2013	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President

Date: November 19, 2013	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)