Form 10-K
period 2013-12-31
RadTek, Inc
filed 2014-04-15
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $919,236.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2014 was 176,711,800 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Radtek, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

ITEM 1.   BUSINESS

The registrant was originally incorporated in Nevada on December 18, 2009, for the purpose of providing management consulting services to small and medium sized private companies in Taiwan that want to look for business partners, agencies, financing resources, or to become public through an IPO or reverse merger in the United States or Canada.

The registrant was a subsidiary of USChina Channel Inc., and spun off on March 15, 2010.  As of March 18, 2013, the registrant changed its name to RadTek, Inc.

On November 26, 2013, the registrant acquired RadTek, Co. Ltd. RadTek, Co., Ltd. was incorporated under the laws of Republic of Korea in May 2001, and is engaged in developing and marketing radiation-imaging system and equipment that employ digital radiography technology. The systems offered are primarily in the line of radiation scanning and related engineering services for users in various fields such as biotechnology, medical, product quality control, and security system. The specific product line includes food inspection systems, X-ray diagnosis related systems, baggage and container inspection systems, and radiation safety engineering. As the market in this field is dominated by high-priced systems for large users, the registrant aims to focus on the niche market of small users by offering low-cost models.

Operations:

The registrant develops and markets radiation-imaging systems and equipment that employs digital radiography technology.  The systems offered are primarily radiation scanning and related engineering services for users in fields such as biotech, medical, product quality control, and security.

The registrant’s main business focuses on the Food Inspection System, the Portable X-ray Scan System, and the Container Inspection System.

-

The Food Inspection System will be sold to producers and distributors of agricultural, marine and livestock products.

-

The Portable X-ray Scan System will be sold to security companies, non-destruction test companies, government institutions and veterinary hospitals.

-

The Container Inspection System will be sold to security companies and transportation companies to search for dangerous objects inside shipping containers and packages without requiring them to be opened.

We take orders from our clients for customized products in terms of size and power.  These products are made specifically for our client’s needs.  Additionally, we provide service and maintenance for all the products that we sell.  As the market in this field is dominated by high-priced systems for large users, we focus on the niche market of small users by offering low-cost models.

Competition:

The industry is currently experiencing a limited degree of competition with regard to availability, price, service, quality and location.  There are well-established market leaders that are nationally and internationally recognized and which possess substantially greater financial resources and marketing personnel than us.  There are also a small number of local or regional vendors.  It is also likely that other competitors will emerge in the near future.  There is no assurance that we will compete successfully with other established products.  We shall compete on the basis of availability, price, service, quality and location once we secure product lines for distribution.

Marketing Strategy:

The registrant’s general marketing strategy is to provide products and services for established clients.  We manufacture key components such as semiconductor radiation sensors, radiation detector modules, X-ray sources, and related imaging software.  We customize our products and services according to our customer’s needs.

We intend to offer our products and services at various locations through the United States and internationally.  We will employ a marketing director who will be primarily responsible for exploiting the opportunities created through promotion.

Employees:

The registrant currently employs five full time employees and three part time employees.

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

The registrant also has offices in Korea.  These offices consist of approximately 5,000 square feet.  They are located at 3F Taejoon B/D, 341-2 Jangdae-dong, Yuseong-gu Daejeon, Republic of Korea.  We pay $5,000

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any litigation pending or threatened by or against Radtek, Inc.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  Our common stock, par value $0.001, is listed on the OTCQB under the symbol RDTK.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/13	0.02	0.02
6/30/13	0.02	0.02
9/30/13	0.04	0.02
12/31/13	0.04	0.03

3/31/12	0.04	0.04
6/30/12	0.04	0.00
9/30/12	0.02	0.00
12/30/12	0.02	0.02

b)  Holders.  At April 15, 2014, there were approximately 17 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2013 and 2012 we repurchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  Demand for the registrant's products are dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have operations planned through December 31, 2014.

Capital and Source of Liquidity.  We have $106,908 in cash and cash equivalents as of December 31, 2013.  We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2014.

For the year ended December 31, 2013, we spent $28,428 on the acquisition of available-for-sale security.  We also spent $15,763 for acquisition on investment, and received $100 from acquisition.  As a result, we had net cash used in investing activities of $44,091 for the year ended December 31, 2013.

For the year ended December 31, 2012, we spent $352,000 for acquisition on investment.  As a result, we had net cash used in investing activities of $352,000 for the year ended December 31, 2012.

For the year ended December 31, 2013, we received $282,646 from the issuance of common stock.  We spent $33,915 on borrowings from related parties, and repaid $39,359 on the repayment of short-term borrowing.  As a result, we had net cash provided by financing activities of $209,372.

For the year ended December 31, 2012, we received $44,139 as proceeds from short-term borrowings and $28,127 as proceeds from borrowing from related parties.  As a result, we had net cash provided by financing activities of $72,266 for the year ended December 31, 2012.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the year ended December 31, 2013, we earned net revenues of $2,549,372.  Our cost of sales was $1,573,541, resulting in a gross profit of $975,831.  We paid depreciation and amortization expenses of $11,372, and selling and administrative expenses of $421,094.  We paid $6,916 in interest expenses and $22,580 as a loss on investment valuation.  We gained $3,399 from foreign exchange transactions, and received $6,103 from other income.  After foreign currency translation adjustments of $25,006, we had net income of $548,377 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we earned net revenues of $336,764.  Our cost of sales was $344,203, resulting in a gross loss of $7,439.  We paid depreciation and amortization expenses of $16,193 and selling and administrative expenses of $295,205.  We paid interest expenses of $7,594.  We gained $3,722 from foreign exchange transactions, and received $5 from other income.  After a loss of $42,560 due to foreign currency translation adjustments, we had net loss of $365,264 for the year ended December 31, 2012.

The $913,641 difference in comprehensive income during the year ended December 31, 2013 is due to actual revenues received by RadTek, Co., Ltd. in Korea.

Plan of Operation.  The registrant may experience problems, delays, expenses and difficulties, many of which are beyond the registrant’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

Revenue Recognition

The registrant follows guidelines of ASC Topic 605 “Revenue Recognition” for revenue recognition. The registrant recognizes revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The registrant recognizes revenue from the sale of radiation sealing construction under the completed contract method accounted for as one element.

Revenue from research services recognized as service are rendered and billed each month under a term service agreement.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets:

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radtek, Inc.

PLS CPA, A Professional Corporation

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RadTek, Inc.

We have audited the accompanying consolidated balance sheet of RadTek, Inc. as of December 31, 2013 and the related consolidated statements of income, changes in shareholders’ deficit and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadTek, Inc. as of December 31, 2013, and the result of its operation and its cash flow for the year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses over past years and working capital deficits raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corporation

April 15, 2014

San Diego, CA. 92111

RADTEK, INC.

(Formerly USChina Taiwan, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$106,908	$8,339
Accounts receivable, net	52,748	63,006
Prepaid expenses and other assets	560,462	64,883
Inventories	-	11,551
Total Current assets	720,118	147,779

Investment	4,998	352,000
Property and equipment, net	-	3,390
Intangible assets	98,303	100,732
Security deposits	28,428	28,174
	131,729	484,296
Total assets	$851,847	$632,075

Liabilities and equity
Current liabilities:
Trade and other payables	$157,556	$230,240
Short-term borrowings	145,648	185,007
Advances from related party	249,298	283,213
Advance payments on contracts	263,561	410,068
Other current liabilities	93,032	11,343
	909,095	1,119,871
Non-current liabilities:
Accrued severance benefits, net	25,165	-
	25,165	-
Total liabilities	934,260	1,119,871

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 101,336,800 and 65,000,000 shares
as of December 31, 2013 and 2012, respectively	156,712	65,000
Additional paid-in capital	778,511	638,164
Treasury Stock (55,375,000 shares)	(375,053)
Accumulated other comprehensive loss	(50,977)	(75,983)
Accumulated deficits	(591,606)	(1,114,977)

Total equity	(82,413)	(487,796)
Total liabilities and equity	$851,847	$632,075

See the notes to the consolidated financial statements.

RADTEK, INC.

(formerly USChina Taiwan, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
Net revenues	$2,549,372	$336,764

Cost of sales	1,573,541	344,203

Gross profit	975,831	(7,439)

Operating expenses :
Depreciation and Amortization	11,372	16,193
Selling and administrative expenses	421,094	295,205

Total Operating expenses	432,466	311,398

Gain(Loss) from operations	543,365	(318,837)

Other income(expenses) :
Interest expense, net	(6,916)	(7,594)
Loss on investment valuation	(22,580)	0
Foreign exchange transaction gain (loss)	3,399	3,722
Other income, net	6,103	5
	(19,994)	(3,867)
Income for the year before tax	523,371	(322,704)
Provision for income tax	0	0
Net income	523,371	(322,704)

Other Comprehensive income (loss)
Foreign currency translation adjustments	25,006	(42,560)

Comprehensive income (loss)	$548,377	$(365,264)

Net income (loss) per common share-basic and diluted	$0.01	$(0.01)

Weighted average number of common stock outstanding	70,621,350	65,000,000

See the notes to the consolidated financial statements.

RADTEK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common	Common	Additional	Treasury	Accumulated	Accumulated	Total
	Stock	Stock	Paid-in	Stock	Other	Deficit
		Amounts	Capital		Comprehensive
					Loss
Balance, December 31, 2011	65,000,000	$65,000	$638,164	$-	$(33,423)	$(792,273)	$(122,532)

Net Loss	-	-	-	-	-	(322,704)	(322,704)
Foreign currency translation adjustment	-	-	-	-	(42,560)	-	(42,560)
Balance, December 31, 2012	65,000,000	65,000	638,164	-	(75,983)	(1,114,977)	(487,796)

Treasury Stock	-	-	-	(375,053)	-	-	(375,053)
Stock issuance for cash	30,000,000	30,000	252,646	-	-	-	282,646
Recapitalization	61,711,800	61,712	(112,299)	-	-	-	(50,587)
Net income	-	-	-	-	-	523,371	523,371
Foreign currency translation adjustment	-	-	-	-	25,006	-	25,006
Balance, December 31, 2013	156,711,800	$156,712	$778,511	$(375,053)	$(50,977)	$(591,606)	$(82,413)

On January 15, 2014, the Company effectuated a forward split of common stock at 50 to 1.  All shares amounts have been retroactively adjusted for all periods presented.

See the notes to the consolidated financial statements.

RADTEK, INC.

(Formerly USChina Taiwan, Inc.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$523,371	$(322,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,372	10,289
Severance benefits	24,252	-
Loss on investment valuation	22,580	-
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	10,258	(36,721)
Inventory	11,551	58,871
Prepaid expenses and other assets	(494,947)	(2,631)
Accounts payable	(74,050)	137,783
Advance payments on contracts	(146,507)	387,535
Accrued liabilities and other liabilities	81,689	175
Net cash provided by (used in) operating activities	(30,431)	232,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition on available-for-sale-security	(28,428)	-
Acquisition on investment	(15,763)	(352,000)
Cash acquired from acquisition	100	-
Net cash used in investing activities	(44,091)	(352,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	282,646	-
Proceeds from short-term borrowings	-	44,139
Borrowing from related parties	(33,915)	28,127
Repayment of short-term borrowing	(39,359)	-
Net cash provided by financing activities	209,372	72,266

Net decrease in cash and cash equivalent	134,850	(47,137)
Effect of exchange rate changes	(36,281)	13,059
Cash and cash equivalent at beginning of year	8,339	42,417

Cash and cash equivalent at end of year	$106,908	$8,339

RADTEK, INC.

(Formerly USChina Taiwan, Inc.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Continued from previous page)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,564	$7,605
Cash paid for taxes	$-	$-

Significant non-cash investing and financing activities:
Prepaid expenses increased due to acquisition	$632	$-
Accounts payable increased due to acquisition	1,366	-
Treasury stock increased due to acquisition	375,053	-
	$377,051	$-

See the notes to the consolidated financial statements.

Radtek, Inc.

(Formerly USChina Taiwan, Inc.)

Consolidated Notes to Financial Statements

December 31, 2013 and 2012

Note 1 – Nature of Business

(a) Description of Business

RadTek, Inc. (Formerly USChina Taiwan, Inc.) (the “Company”) was incorporated in Nevada on December 18, 2009, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in the Taiwan that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

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

On November 26, 2013, the Company acquired RadTek, Co. Ltd. RadTek, Co., Ltd. was incorporated under the laws of Republic of Korea in May 2001, and is engaged in developing and marketing radiation-imaging system and equipment that employ digital radiography technology. The systems offered are primarily in the line of radiation scanning and related engineering services for users in various fields such as biotechnology, medical, product quality control, and security system. The specific product line includes food inspection systems, X-ray diagnosis related systems, baggage and container inspection systems, and radiation safety engineering. As the market in this field is dominated by high-priced systems for large users, the Company aims to focus on the niche market of small users by offering low-cost models.

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $367,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of December 31, 2013.

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 95,000,000 common shares of the Company.  RadTek Co. Ltd. shall be a wholly owned subsidiary of the Company. RadTek, Co. Ltd. is treated as the “accounting acquirer” in the accompanying financial statements. In the transaction, the Company issued 95,000,000 common shares to the shareholders of RadTek, Co. Ltd.; such shares represented , immediately following the transaction, 94% of the outstanding shares of the Company(excluding treasury stock of 55,375,000 shares).  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

On January 15, 2014, the Board of Directors approved to increase authorized common shares from 60,000,000 common shares, par value $0.001 to 1,990,000,000 common shares, par value $0.001 per common shares and to effectuate a forward split of RadTek’s common stock at an exchange ratio of 50 for 1 so that each outstanding common share before the forward split shall represent 50 common shares after the forward split. All share amounts have been retroactively adjusted for all periods presented.

(b) Going Concern Considerations

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $82 thousand and a working capital deficit of approximately $189 thousand at December 31 2013.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase sales of its products and attain profitable operations. It is the intent of management to continue to raise additional capital to sustain operations and to pursue acquisitions of operating companies in order to generate future profits for the Company. However, there can be no assurance that the Company will be able to secure such additional funds or obtain such on terms satisfactory to the Company, if at all.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 – Significant Accounting Policies

The Company follows accounting principles generally accepted in the United States of America in the preparation of its financial statements. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to the U.S. GAAP, and have been consistently applied. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

(a)

Basis of Accounting

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiary RadTek, Co. Ltd. a Korean Corporation.  All significant intercompany transactions and balances have been eliminated. The Company has elected a December 31 year-end.

(b) Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments, valuation of deferred tax assets and allowance for doubtful accounts. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

(c) Operation in Foreign Country

Substantially, all of the Company’s operations are carried out in the Republic of Korea. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the country in which the Company operates. Among other risks, the Company’s operations are subject to the risks of political conditions and governmental regulations.

(d) Foreign Currency Translation and Transaction

The financial position and results of operations of the Company are measured using the foreign local currency as the functional currency. Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(e) Cash and Cash Equivalents

Cash includes currency, checks issued by others, other currency equivalents, current deposits and passbook deposits held by financial institutions. For financial statement purposes, all highly liquid debt instruments with insignificant interest rate risk and maturity of three months or less when purchased are considered to be cash equivalent. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

(f) Accounts Receivable

Trade accounts receivable are presented at face value less allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the existing accounts receivable. The Company determines the allowance based on Company’s historical experience and review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts periodically. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g) Inventory

Inventories, consisting of raw materials and finished goods, are stated at lower of cost or market where cost is computed on a first in, first out basis.

(h) Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets:

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

(i) Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

(j) Intangible Assets Other Than Goodwill

The Company follows guidelines of FASB Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” with regards to accounting and reporting of intangible assets other than goodwill. Intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity. Intangible assets that have finite lives are evaluated for impairment when events and circumstances warrant. Intangible assets that have indefinite lives are not amortized. They are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangibles asset with its carrying amount.

(k) Accrued Severance Benefits

Employees with at least one year of service are entitled to receive a lump-sum payment upon termination of their employment with the Company based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees were to terminate their employment as of the balance sheet date.

(l) Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs and subcontract fees.

(m) Revenue Recognition

The Company follows guidelines of ASC Topic 605 “Revenue Recognition” for revenue recognition. The Company recognizes revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company recognizes revenue from the sale of radiation sealing construction under the completed contract method accounted for as one element.

Revenue from research services recognized as service are rendered and billed each month under a term service agreement.

(n) Fair Value of Financial Instruments

The Company follows ASC Topic 820 “Fair Value Measurements and Disclosures” to measure the fair value of its financial instruments and to make disclosures about fair value of its financial instruments. Topic 820 requires the categorization of the fair value of financial instruments into three broad levels which form a hierarchy.

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial assets and liabilities, such as cash equivalents, accounts receivable, prepaid expenses, and accrued expenses approximate their fair values because of the short maturity of these instruments.

(o) Net Income (Loss) per Share

Net income (loss) per common share is computed pursuant to ASC Topic 260 “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the periods ended December 31, 2013 and, 2012

(p) Related Parties

The Company follows ASC Topic 850 “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

(q) Commitment and Contingencies

The Company follows subtopic ASC Topic 450 “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such an assessment inherently involves an exercise of judgment. As of December 31, 2013, management is not aware of any such contingencies that would have a material adverse effect on the Company’s financial position or results of operations.

(r) Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. The adoption did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).  This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted. The adoption did not have a significant impact on the Company’s financial statements.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consist of the following as of December 31, 2013 and 2012:

	2013	2012
Raw materials	$ -	$ 11,551
Finished goods	-	-
Total	$ -	$ 11.551

Note 4 – Property and Equipment

The Company’s property and equipment consists of the following as of December 31, 2013 and 2012:

	2013	2012
Equipment and fixture	$ 78,705	$ 70,192
Automobile	23,675	24,320
	102,380	94,512
Accumulated depreciation	(10,380)	(91,122)

Net property and equipment	$ -	$ 3,390

Depreciation expenses for the years ended December 31, 2013 and 2012 were $5,298 and $10,289, respectively.

Note 5 – Investment

The Company invested W30,000,000 (about US$28,000) in KTEX Ltd. in 2012. The Company has ownership of 3% of KTEX. The Company recognized loss on investment of $22,580 in 2013.

Note 6 – Intangibles

The Company’s intangible assets are composed of the following as of December 31, 2013 and 2012:

	2013	2012
Patents	$ 13,564	$ 12,867
Technical rights	113,581	108,714
	127,145	121,581
Accumulated amortization	(28,842)	(20,849)

Intangible assets, net	$ 98,303	$ 100,732

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of December 31, 2013.

Amortization expenses for the years ended December 31, 2013 and 2012 were $6,075 and $5,904, respectively.

Note 7 – Short-term Borrowings

Short term borrowings consist of the following as of December 31, 2013 and 2012:

	2013	2012
Note payable to a bank at interest rate of 4.95%. The line matures in November 2014.	$ 145,648	$ 140,868
Note payable to an unrelated party bearing interest at 2.5%. The note is guaranteed by officer of the Company and due on demand.	-	23,478
Note payable to an unrelated party bearing interest at 2.5%. The note is guaranteed by officer of the Company and due on demand.	-	20,661
Total short-term borrowings	$ 145,648	$ 185,007

Note 8– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of December 31, 2013 and 2012 were $249,298 and $283,213 respectively.

Note 9 – Income Tax

The Company has net operating losses carried forward of $591,606 (2012-$1,114,977) available to offset taxable income in the future years which expire within 20 years (Korea 10 years).

The Company is subject to Korean Corporate Tax at approximate rate of 22% and to United States federal and state income taxes at approximate rate of 35%. The reconciliation of the provision for income taxes to the Company’s income tax expense as reported is as follows:

	December 31, 2013	December 31, 2012
Net income (loss) before income taxes per financial statements
Korea	$ 532,112	$ (322,704)
United States	(8,741)	-
Total	523,371	(322,704)

Provision for taxes
Korea	$ -	$ -
United States	-	-
Total	$ -	$ -
Effective tax rate	-	-

The significant components of deferred income tax assets and liabilities at December

31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	148,015	245,295
Valuation allowance	(148,015)	(245,295)
Net	-	-

Note 10 – Common stock

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 95,000,000 common shares of the Company.

As of December 31, 2013, the Company holds 55,375,000 common shares ($375,053) as treasury stocks recorded as capital adjustment.

On January 15, 2014, the Board of Directors approved to increase authorized common shares from 60,000,000 common shares, par value $0.001 to 1,990,000,000 common shares, par value $0.001 per common shares and to effectuate a forward split of RadTek’s common stock at an exchange ratio of 50 for 1 so that each outstanding common share before the forward split shall represent 50 common shares after the forward split. All share amounts have been retroactively adjusted for all periods presented.

Note 11 – Significant contracts

On October 11, 2013, the Company entered into a supply contract with Joongsun ITC Co. Ltd. The Company is working in order to supply security solution and security server, which is worth W882 million won (US$ 840 thousand).

On November 28, 2013, the Company entered into a supply contract with Korea Transport Network Express Co. Ltd. The Company is working in order to supply X-ray inspection equipment and total solutions for radiation detection, which are worth W700 million won (US$ 656 thousand). Contract term is 6 month.

December 31, 2013, RadTek, Inc. won the tender offer for X-ray Liner Accelerator for container retrieval system, which is worth US$ 945,447 from Korea Institute of Ocean Science & Technology. RadTek, Inc. entered into a final contract with Korea Institute of Ocean Science & Technology in February 13, 2014.

Note 12 – Subsequent Event

The Company follows the guidance in ASC Topic 855 “Subsequent Events” for the disclosure of subsequent events. The Company evaluated subsequent events through the date of the financial statements were issued.

On January 15, 2014, the Board of Directors approved to increase authorized common shares from 60,000,000 common shares, par value $0.001 to 1,990,000,000 common shares, par value $0.001 per common shares and to effectuate a forward split of RadTek’s common stock at an exchange ratio of 50 for 1 so that each outstanding common share before the forward split shall represent 50 common shares after the forward split.

On January 8, 2014, the Company adopted the 2014 Stock Option Plan which provides for the granting of stock options to acquire up to 20,000,000 common shares of the Company to eligible employees, directors and persons affiliated with the Company.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors.  Our bylaws provide that the number of directors who shall constitute the whole board shall not be less than one.  The shareholders at any annual meeting may determine the number which shall constitute the board and the number so determined shall remain fixed until changed at a subsequent annual meeting.  The directors shall be elected at each annual meeting of the shareholders; however, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose.  All directors shall hold office until their respective successors are elected.

The officers and directors are as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Kwang Hyun Kim	47	President/ CEO, Director, Secretary	February 4, 2013 to present
Jae Chan Kim	73	Treasurer/ CFO/ Controller	February 4, 2013 to present
Yong Hyun Chung	38	Director	February 26, 2013 to present

Officer and Director Information:

Mr. Kwang Hyun Kim, 46

Mr. Kim is the chief executive officer, secretary and director of the registrant.  He currently works as an assistant professor for the Industry-University Cooperation Foundation at Konyang University.  In 2011-12, he was a visiting professor at the University of Michigan in the Nuclear Engineering and Radiological Sciences.  In 2010-11, he was an assistant professor at Joonwon University for Biomedical Engineering. From 2009 to 2011, he was a Director of BAERI (Basic Atomic Energy Research Institute), which is funded by the Ministry of Education and Science. He was also a visiting professor, lecturer and assistant professor at Chosun University. He conducted his post-doctoral work at KAERI (Korean Atomic Energy Research Institute). He was CEO and Director of Research at RadTek in Korea from 2001 to 2004. He was the director of Research Center for Hyundai’s Nuclear Engineering Research Institute from 98 to 2004. Prior to that he was a researcher for Chosun University’s New Technology Research Center for Energy and Environments. He has additional experience as a scientist and was an engineer at MeltTran Co. in Idaho Falls, Idaho. He served in the Korean military as a Researcher for Research Institute of Hannil General Industry Co, Ltd. He has his received his Ph.D. in 2004 from Korea Advanced Institute of Science and Technology (KAIST) in the Department of Nuclear & Quantum Engineering.

Mr. JaeChan Kim, 73:

In addition to being the chief financial officer and controller of the registrant, Mr. Kim is the chief executive officer of RadTek Co., Ltd in their Korean and worldwide operations. He has a background in business development and his experiences include being the general manager of statistics and planning for the Armed Forced Combined Hospital in Kwangju, Korea, a company commander of the Homeland Reserve Forces at the School of Medical & Science at Cheonnam National University, Kwangju, Korea, a director of general affairs and accounting for the Korea Rural Community Corporation and a director of accounting for Sinbaram Travel Agency. He attended Chosun University College of Law in South Korea in 1960 but did not graduate due to military obligations.

Mr Yong Hyun Chung, 38:

Mr. Chung’s background includes a BS in nuclear engineering from KAIST in Taejeon Korea, in 1997. He holds an MS in nuclear engineering with a focus in biomedical science and engineering in 1999 from KAIST. He received a Ph.D. in nuclear and quantum engineering in 2004 from KAIST.

His professional experience reaches from 1997 to present with experience as a visiting researcher at the Korean Basic Science Institute. From ‘97 to 2002 he was a research assistant in Radiation Detection and Medical Imaging Laboratory at KAIST. From 2002 to 2004 he worked as a visiting researcher in the department of nuclear medicine at Samsung Medical Center in Seoul, Korea. In 2003 to 2004 he was a member of the Crystal Clear Collaboration and in the same term he was a member at OpenGATE Collaboration. From 2004 to 2005 he was a researcher at the Center for Clinical Research at the Samsung Biomedical Research Institute. From 2004 to 2006 he was a postdoctoral researcher at the Crump Institute for Molecular Imaging at the David Geffen School of Medicine at UCLA in Los Angeles. From 2006 to 2010 he was an assistant professor in the Department of Radiological Science at Yonsei University. From 2010 to 2012 he was in general affairs at the Institute of Health Science at Yonsei University. From 2010 to present he has been an associate professor at the Department of Radiological Science at Younsei. He has also been from 2009 to present a Scientific Secretary for IEEE NPSS Seoul Chapter.

He is currently involved in multiple research projects to include designs for in-vivo molecular imaging and non-invasive techniques with gamma cameras, single photo emission computed tomography, position emission tomography, x-ray computed tomography and many others. He has been an expert with multiple publications and experience as presenter for international conferences on the subjects.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

Code of Ethics Policy

During March 15, 2010, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant as provided in the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers for the years of 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Kwang Hyun Kim	2013	$0	n/a	n/a	n/a	n/a	n/a
CEO	2012	$0	n/a	n/a	n/a	n/a	n/a

Jae Chan Kim	2013	$17,500	n/a	n/a	n/a	n/a	n/a
CFO	2012	$17,500	n/a	n/a	n/a	n/a	n/a

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options

On January 8, 2014, the Company adopted the 2014 Stock Option Plan which provides for the granting of stock options to acquire up to 20,000,000 common shares of the Company to eligible employees, directors and persons affiliated with the Company. The Company issued stock option of 20,000,000 in January, 2014 to 5 employees and consultants. Exercise price is $0.0426 per share. All options were exercised in January 2014.  No stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.  No individual agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants.

DIRECTOR COMPENSATION FOR 2013

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There are currently 176,711,800 common shares issued and outstanding.  The following table sets forth the number and percentage of common shares owned by:

     (i) each person known to us to beneficially own more than 5% of its outstanding common stock,

    (ii) each director,

   (iii) each named executive officer and significant employee, and

    (iv) all officers and directors as a group.

Name and address	Securities Owned	Percentage Owned
RadTek Co., Ltd.	55,375,000	31.34%
All 5% owners as a group (one owner)	55,375,000	31.34%
Kwang Hyun Kim (1)	71,977,250	40.73%
Jae Chan Kim (1)	0	0%

Yong Hyun Chung (1)	0	0%

All Officers and Directors As a Group (Three People)	71,977,250	40.73%

(1) The address for each of the persons listed above is c/o 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the registrant’s discretion. The borrowings do not bear an interest rate.  Total borrowing as of December 31, 2013 and 2012 were $249,298 and $283,213 respectively.

Director Independence.  The registrant’s board of directors consists of Kwang Hyun Kim and Yong Hyun Chung. Neither Kim nor Chung are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended December 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11. Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 8, 2013, the registrant accepted the resignation of Kenne Ruan, CPA, P.C. as its independent registered public accounting firm. The decision to resign by Ruan was approved by the Board of Directors of the registrant.  On August 6, 2013, the registrant engaged PLS CPA, a Professional Corporation, as its new independent registered public accountant.

Audit Fees.  The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the registrant’s annual financial statements for the fiscal year ended March 31, 2013 were $3,000.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the registrant’s annual financial statements for the fiscal year ended March 31, 2012 were $1,500.

We paid aggregate fees and expenses of approximately $34,988 to PLS CPA during 2013 for work completed for our annual audits and quarterly reviews of our financial statements, including travel expenses to Korea for accounting.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kenne Ruan, CPA, P.C. for the years ended December 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

We did not incur any aggregate tax fees and expenses from PLS CPA for the year ended December 31, 2013 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kenne Ruan, CPA, P.C. during 2013 and 2012.

We did not incur any other fees from PLS CPA during 2013.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	March 17, 2010
3.2	Bylaws	Form S-1	March 17, 2010
3.3	Amendment to the Bylaws	Form S-1/A	June 28, 2010
4.1	2014 Stock Awards Plan	Form S-8	January 14, 2014
5.1	Opinion on Legality	Form S-1	March 17, 2010
10.1	Loan Agreement between USChina Taiwan and Ching-Sang Hong	Form S-1	March 17, 2010
10.2	Business Operation Agreement	Form S-1/A	April 22, 2010
10.3	Stock Purchase Agreement	Form 8-K	February 6, 2013
10.4	Articles of Amendment regarding name change	Form 8-K	April 12, 2013
10.5	Stock Purchase Agreement	Form 8-K	November 26, 2013
14.1	Code of Ethics	Form S-1	March 17, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Radtek, Inc.

/s/ Kwang Hyun Kim

By: Kwang Hyun Kim

President/ CEO

Date:  April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kwang Hyun Kim	CEO/ Director	April 15, 2014

/s/Jae Chan Kim	CFO/ Controller	April 15, 2014

/s/Yong Hyun Chung	Director	April 15, 2014