Form 10-K/A
period 2013-12-31
RadTek, Inc
filed 2014-04-16
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $ 867,191 .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 16, 2014 was 121,336,800 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Explanatory note:

This amendment to the RadTek, Inc. Form 10-K, as originally filed on April 15, 2014, is being filed solely to correct the shares outstanding as of April 15, 2014, to adjust the subsequent events discussion in the notes to the financial statements, and to correct the beneficial ownership table.  No other changes have been made to this document.

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

On January 8, 2014, the Company adopted the 2014 Stock Option Plan which provides for the granting of stock options to acquire up to 20,000,000 common shares of the Company to eligible employees, directors and persons affiliated with the Company.   The Company issued stock options of 20,000,000 in January 2014 to 5 employees and consultants.  Exercise price is $0.0426 per share.  All options were exercised in January 2014.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There are currently 121,336,800 common shares issued and outstanding (1).  The following table sets forth the number and percentage of common shares owned by:

     (i) each person known to us to beneficially own more than 5% of its outstanding common stock,

    (ii) each director,

   (iii) each named executive officer and significant employee, and

    (iv) all officers and directors as a group.

Name and address	Securities Owned	Percentage Owned
Kwang Hyun Kim (2)	71,977,250	59.32%
Jae Chan Kim (2)	0	0%

Yong Hyun Chung (2)	0	0%

All Officers and Directors As a Group (Three People)	71,977,250	59.32%

(1) This amount does not include the 55,375,000 treasury shares owned by RadTek Co., Ltd.

 (2) The address for each of the persons listed above is c/o 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223

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

Date:  April 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kwang Hyun Kim	CEO/ Director	April 16, 2014

/s/Jae Chan Kim	CFO/ Controller	April 16, 2014

/s/Yong Hyun Chung	Director	April 16, 2014