Form 10-Q
period 2014-03-31
RadTek, Inc
filed 2014-05-20
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 20, 2014 – 121,336,800 shares of common stock.

RADTEK, INC.

(Formerly USChina Taiwan Inc.)

FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$16,689	$106,908
Accounts receivable, net	239,568	52,748
Prepaid expenses and other assets	927,076	560,462
Total Current assets	1,183,333	720,118

Investment	4,934	4,998
Property and equipment, net	-	-
Intangible assets	95,505	98,303
Security deposits	28,069	28,428
	128,508	131,729
Total assets	$1,311,841	$851,847

Liabilities and equity
Current liabilities:
Trade and other payables	$455,926	$157,556
Short-term borrowings	143,808	145,648
Advances from related party	250,875	249,298
Advance payments on contracts	454,088	263,561
Other current liabilities	85,800	93,032
	1,390,497	909,095
Non-current liabilities:
Accrued severance benefits, net	28,159	25,165
	28,159	25,165
Total liabilities	1,418,656	934,260

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued : 176,711,800 and 156,711,800 shares
Outstanding: 121,336,800 and 101,336,800 shares
as of March 31, 2014 and December 31, 2014, respectively	176,712	156,712
Additional paid-in capital	1,638,511	778,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	(51,218)	(50,977)
Accumulated deficits	(1,495,767)	(591,606)

Total equity	(106,815)	(82,413)

Total liabilities and equity	$1,311,841	$851,847

The accompanying notes are an integral part of these financial statements.

 RADTEK, INC

(Formerly USChina Taiwan Inc.)

Consolidated Statement of Operations

For the Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
Net revenues	$186,832	$139,344

Cost of sales	124,628	60,644

Gross profit	62,204	78,700

Operating expenses :
Depreciation and Amortization	1,556	2,872
Consulting fees	435,736	-
Selling and administrative expenses	516,299	81,722

Total Operating expenses	953,591	84,594

Gain(Loss) from operations	(891,387)	(5,894)

Other income(expenses) :
Interest expense, net	(1,957)	(2,131)
Foreign exchange transaction gain (loss)	(9,026)	770
Other income, net	(1,791)	925
	(12,774)	(436)
Income for the year before tax	(904,161)	(6,330)
Provision for income tax	-	-
Net income	(904,161)	(6,330)

Other Comprehensive income (loss)
Foreign currency translation adjustments	(241)	28,364

Comprehensive income (loss)	$(904,402)	$22,034

Net income (loss) per common share-basic and diluted	$(0.01)	$0.00

Weighted average number of common stock outstanding	118,447,911	65,000,000

  The accompanying notes are an integral part of these financial statements.

RADTEK, INC

(Formerly USChina Taiwan Inc.)

Consolidated Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(904,161)	$(6,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,556	2,872
Stock-based compensation	880,000	-
Severance benefits	2,994	21,567
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(186,820)	57,042
Inventory	-	(17,820)
Prepaid expenses and other assets	(366,614)	22,381
Accounts payable	298,370	(51,558)
Advance payments on contracts	190,527	13,022

Other current liabilities	7,232	7,438
Net cash provided by (used in) operating activities	(76,916)	48,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition on investment	-	(11,155)
Acquisition on intangible assets		-
Short-term loan	-	(25,873)

Net cash used in investing activities	-	(37,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-
Repayment of short-term borrowings	-	(46,836)
Borrowing from related parties	-	48,784
Repayment of borrowing from related party	-	-
Net cash provided by financing activities	-	1,948

Net decrease in cash and cash equivalent	(76,916)	13,534
Effect of exchange rate changes	(13,303)	50,929
Cash and cash equivalent at beginning of year	106,908	8,339

Cash and cash equivalent at end of year	$16,689	$72,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,970	$2,131
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

March 31, 2014 (Unaudited)

Note 1 – Nature of Business

(a) Description of Business

RadTek, Inc. (the “Company”) was incorporated in Nevada on December 18, 2009, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in the Taiwan that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

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

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 1,900,000 common shares of the Company.  RadTek Co. Ltd. shall be a wholly owned subsidiary of the Company. RadTek, Co. Ltd. is treated as the “accounting acquirer” in the accompanying financial statements. In the transaction, the Company issued 1,900,000 common shares to the shareholders of RadTek, Co. Ltd.; such shares represented, immediately following the transaction, 94% of the outstanding shares of the Company(excluding treasury stock of 1,107,500 shares).  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $111 thousand and a working capital deficits of approximately $207 thousand at March 31, 2014.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 2 – Investment

The Company invested W30,000,000 (about US$28,000) in KTEX Ltd. in 2012. The Company has ownership of 3% of KTEX. The Company recognized loss on investment of $22,580 in 2013.

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Patents	$ 13,393	$ 13,564
Technical rights	112,146	113,581
	125,538	127,145
Accumulated amortization	(30,033)	(28,842)
Intangible assets, net	$ 95,505	$ 98,303

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of March 31, 2014.

Amortization expenses for the three months ended March 31, 2014 and December 31, 2013 were $1,556 and $6,075, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Note payable to a bank at interest rate of 4.95%. The line matures in November 2014.	$143,808	$145,648
Total short-term borrowings	$143,808	$145,648

Note 5– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of March 31, 2014 and December 31, 2013 were $250,875 and $249,298 respectively.

Note 6 – Common stock

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 1,900,000 common shares of the Company.

As of December 31, 2013, the Company holds 1,107,500 common shares ($375,053) as treasury stocks recorded as capital adjustment.

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

On January 14, 2014, the Company issued under the 2014 Stock Option Plan 20,000,000 common shares to two employees and three consultants. Total value received for service rendered was $880,000.

Note 7 – Significant contracts

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

Note 8 – Subsequent Event

The Company follows the guidance in ASC Topic 855 “Subsequent Events” for the disclosure of subsequent events. The Company evaluated subsequent events through the date of the financial statements were issued.

On April 22, 2014, the Company entered into an investment agreement and a corresponding registration rights agreement with Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership.  Under the terms of the investment agreement, Dutchess will invest up to $20,000,000 to purchase the Company’s common shares.  From time to time, the Company may deliver a put notice to Dutchess which states the dollar amount of shares they wish to sell.  This amount shall be equal to up to either 1) 300% of the average daily US market value of the common stock for three trading days prior to the date of the put notice, or 2) $300,000.

Once a put notice has been delivered to Dutchess, Dutchess will purchase the shares at a price equal to 95% of the lowest daily volume weighted average price of the common stock for the five consecutive trading days following delivery of the put notice.  The closing date for the put notice is at the end of that five day period.  If the Company has not issued the shares at the end of that period, they agree to pay a cumulative late fee for each trading day beyond the closing date.

Dutchess cannot purchase more than 4.99% of the total common shares outstanding as of the closing date.

Dutchess is not obligated to purchase any shares unless 1) a registration statement has been declared effective and remains effective and available for the resale of all registerable securities at all times until the closing of each subject put notice; 2) the common stock is listed on a principal trading market and is not suspended from trading; 3) the Company has not breached the terms of the investment agreement or the registration agreement; 4) no injunction has been issued prohibiting the purchase or issuance of the securities; and 5) the issuance of shares will not violate any shareholder approval requirements of the principal trading markets.

The investment agreement terminates when Dutchess has purchased an aggregate of $20,000,000 of the Company’s common stock pursuant to the agreement, upon written notice of the registrant to Dutchess, or on April 22, 2017.

Under the terms of the registration rights agreement, the Company shall register up to 40,000,000 common shares for resale.  No other securities shall be registered under this agreement without the written approval of Dutchess.

On April 1, 2014, The Company entered into Non-exclusive Financial Advisory and Cooperative Marketing Agreement (the Financial Advisory Agreement) with Undiscovered Equities (UE). The Company agrees to issue to UE common shares per month in the value of $8,000 dollars stock compensation based on the average daily price during the previous month for the length of the agreement. In the event that UE is successful in its efforts in directly or indirectly securing a minimum of Five Million ($5,000,000) or more of debt and/or equity financing for the Company, under the terms of the financial Advisory Agreement, the Company will pay UE at closing, and actual payout, a Performance Bonus equal to TWO Percent (2%) of the Gross Amount of the transaction in fully registered common shares.

On April 1, and May1, 2014, the Company entered loan agreement of $50,000 and $50,000 with related party, respectively. The interest is 2% per annum.

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

Results of Operations

For the three months ended March 31, 2014, we earned $186,832 in revenues.  Our cost of sales was $124,628, resulting in a gross profit of $62,204.  We paid depreciation and amortization expenses of $1,556, consulting fees of $435,736, and selling and administrative expenses of $516,299.  We also paid a net interest expense of $1,957, had a loss on foreign exchange transactions of $9,026, and had other losses of $1,791.  We had foreign currency translation adjustments of $241.  As a result, we had a comprehensive loss of $904,402 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we earned $139,344 in revenues.  Our cost of sales was $60,644, resulting in a gross profit of $78,700.  We paid depreciation and amortization expenses of $2,872 and selling and administrative expenses of $81,722.  We paid interest expenses of $2,131.  We had a gain on foreign exchange transactions of $770 and other income of 925.  We had a gain of $28,364 due to foreign currency translation adjustments.  As a result, we had a comprehensive income of $22,034 for the three months ended March 31, 2013.

The increase of $435,736 between the three months ended March 31, 2014 compared to the same period ended March 31, 2013 was the result of the shares issued under our stock awards plan.  Shares with a total value of $435,736 were issued under this plan to consultants, and this amount was recorded as an operating expense.  In addition, shares with a total value of $435,736 were issued under this plan to employees, and this amount was recorded as a selling and administrative expense. The Company issued 20,000,000 shares at $0.044 per shares. The difference between $880,000 and $871,472 are due to the effects of currency translation.

Liquidity and Capital Resources

For the three months ended March 31, 2014, we had a net loss of $904,161.  We had positive adjustments to reconcile net loss to net cash used in operating activities of $1,556 for depreciation and amortization, $880,000 for stock based compensation, and $2,994 for severance benefits.  We also had a change in assets and liabilities, net of the effect of acquisitions, of increase of $186,820 in accounts receivable and increase of $366,614 in prepaid expenses and other assets, as well as increase of $298,370 in accounts payable, $190,527 in advance payments on contracts, and $7,232 from other current liabilities.  As a result, we had net cash used in operating activities of $76,916 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we had a net loss of $6,330.  We had positive adjustments to reconcile net loss to net cash used in operating activities of $2,872 for depreciation and amortization and $21,567 for severance benefits.  We also had a change in assets and liabilities, net of the effect of acquisitions, to decrease of $57,042 on accounts receivable, increase of $17,820 for inventory, and decrease of $22,381 for prepaid expenses and other assets.  We also decreased $51,558 on accounts payable and increased $13,022 from advance payments on contracts.  We also increased $7,438 from other current liabilities.  As a result, we had net cash provided by operating activities of $48,614 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we did not pursue any investing activities.

For the three months ended March 31, 2013, we spent $11,155 on the acquisition of investment and $25,873 on short-term loans.  As a result, we had net cash used in investing activities of $37,028 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we did not pursue any financing activities.

For the three months ended March 31, 2013, we spent $46,836 on short-term borrowings and received $48,784 from borrowing from related parties.  As a result, we had net cash provided by financing activities of $1,948 for the three months ended March 31, 2013.

We had cash or cash equivalents of $16,689 and $106,908 on hand at March 31, 2014 and at December 31, 2013, respectively. If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2014, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Date: May 20, 2014	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: May 20, 2014	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)