Form 10-Q/A
period 2014-03-31
RadTek, Inc
filed 2014-08-07
CIK 1487252

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed May 20, 2014, is being filed to restate the financial statements for the three months ended March 31, 2014.

RADTEK, INC.

(Formerly USChina Taiwan Inc.)

FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

RADTEK, INC AND SUBSIDIARIES

(Formerly USChina Taiwan Inc.)

Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Restated)
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$16,689	$106,908
Accounts receivable, net	124,651	52,748
Prepaid expenses and other assets	736,118	560,462
Total Current assets	877,458	720,118

Investment	4,934	4,998
Property and equipment, net	-	-
Intangible assets	95,505	98,303
Security deposits	28,069	28,428
	128,508	131,729
Total assets	$1,005,966	$851,847

Liabilities and equity
Current liabilities:
Trade and other payables	$264,968	$157,556
Short-term borrowings	143,808	145,648
Advances from related party	250,875	249,298
Advance receipts on contracts	339,171	263,561
Other current liabilities	85,800	93,032
	1,084,622	909,095
Non-current liabilities:
Accrued severance benefits, net	28,159	25,165
	28,159	25,165
Total liabilities	1,112,781	934,260

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued : 176,711,800 and 156,711,800 shares
Outstanding: 121,336,800 and 101,336,800 shares
as of March 31, 2014 and December 31, 2014, respectively	176,712	156,712
Additional paid-in capital	1,638,511	778,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	(51,218)	(50,977)
Accumulated deficits	(1,495,767)	(591,606)

Total equity	(106,815)	(82,413)

Total liabilities and equity	$1,005,966	$851,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

 RADTEK, INC AND SUBSIDIARIES

(Formerly USChina Taiwan Inc.)

Condensed Consolidated Statement of Operations

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

  The accompanying notes are an integral part of these condensed consolidated financial statements.

RADTEK, INC AND SUBSIDIARIES

(Formerly USChina Taiwan Inc.)

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(904,161)	$(6,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,556	2,872
Stock-based compensation	880,000	-
Severance benefits	2,994	21,567
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(71,903)	57,042
Inventory	-	(17,820)
Prepaid expenses and other assets	(175,656)	22,381
Accounts payable	107,412	(51,558)
Advance receipts on contracts	75,610	13,022

Other current liabilities	7,232	7,438
Net cash provided by (used in) operating activities	(76,916)	48,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition on investment	-	(11,155)
Acquisition on intangible assets		-
Short-term loan	-	(25,873)

Net cash used in investing activities	-	(37,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-
Repayment of short-term borrowings	-	(46,836)
Borrowing from related parties	-	48,784
Repayment of borrowing from related party	-	-
Net cash provided by financing activities	-	1,948

Net decrease in cash and cash equivalent	(76,916)	13,534
Effect of exchange rate changes	(13,303)	50,929
Cash and cash equivalent at beginning of year	106,908	8,339

Cash and cash equivalent at end of year	$16,689	$72,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,970	$2,131
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RadTek, Inc. and Subsidiary

Condensed Consolidated Notes to the Financial Statements

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

On January 14, 2014, the Company issued 20,000,000 common shares to two employees and three consultants valued at the market close and recorded as $435,736 in selling and administrative expenses and $435,736 in consulting fees, respectively, for an aggregate expense of $871,472 .

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

On April 1, and May 1, 2014, the Company entered loan agreement of $50,000 and $ 60 ,000 with related party, respectively. The interest is 2% per annum.

Note 9 – Restatement

The accompanying first quarter condensed consolidated financial statements as of March 31, 2014, have been restated as of August 6 , 2014.

The following is a summary of the significant effects of the restatement on the Condensed Consolidated Balance Sheet as of March 31, 2014:

Condenses Consolidated Balance Sheet
March 31, 2014

Accounts receivable, net:
As originally reported	$239,568
Effect of restatement	(114,917)
As restated	$124,651

Prepaid expenses and other assets:
As originally reported	$927,076
Effect of restatement	(190,958)
As restated	$736,118

Total current assets:
As originally reported	$1,183,333
Effect of restatement	(305,875)
As restated	$877,458

Total assets:
As originally reported	$1,311,841
Effect of restatement	(305,875)
As restated	$1,005,966

Trade and other payables:
As originally reported	$455,926
Effect of restatement	(190,958)
As restated	$264,968

Advance receipts on contracts:
As originally reported	$454,088
Effect of restatement	(114,917)
As restated	$339,171

Total current liabilities:
As originally reported	$1,390,497
Effect of restatement	(305,876)
As restated	$1,084,622

Total liabilities
As originally reported	$1,418,656
Effect of restatement	(305,875)
As restated	$1,112,781

Total liabilities and equity:
As originally reported	$1,311,841
Effect of restatement	(305,875)
As restated	$1,005,966

The restatement of the Condensed Consolidated Balance Sheet includes the reclassification of a) an uncollected invoice issued to a customer on an unfinished contract increased both accounts receivable net and the liability advance receipts on contract; the uncollected amount of $114,917 is reclassified from each account for a net entry of zero and b) an unpaid invoice received from a vendor on an unfinished contract increased unpaid amount of both trade and other payables and prepaid expenses and other assets; the unpaid amount of $190,958 is reclassified from each account for a net entry of zero.

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

Liquidity and Capital Resources

For the three months ended March 31, 2014, we had a net loss of $904,161.  We had positive adjustments to reconcile net loss to net cash used in operating activities of $1,556 for depreciation and amortization, $880,000 for stock based compensation, and $2,994 for severance benefits.  We also had a change in assets and liabilities, net of the effect of acquisitions, of increase of $71,903 in accounts receivable and increase of $175,656 in prepaid expenses and other assets, as well as increase of $107,412 in accounts payable, $75,610 in advance receipts on contracts, and $7,232 from other current liabilities.  As a result, we had net cash used in operating activities of $76,916 for the three months ended March 31, 2014.

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

Date: August 6, 2014	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: August 6, 2014	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)