Form 10-Q
period 2014-06-30
RadTek, Inc
filed 2014-08-19
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2014 – 121,336,800 shares of common stock.

RADTEK, INC.

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

RADTEK, INC.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$780,406	$106,908
Accounts receivable, net	101,401	52,748
Prepaid expenses and other assets	1,348,235	560,462
Total Current assets	2,230,042	720,118
		.
Investment	5,199	4,998
Property and equipment	-	-
Intangible assets	98,987	98,303
Security deposits	29,574	28,428
	133,760	131,729

Total assets	$2,363,802	$851,847

Liabilities and equity
Current liabilities:
Accounts and other payables	$283,881	$157,556
Short-term borrowings	147,870	145,648
Advances from related party	310,733	249,298
Advance receipts on contracts	1,613,890	263,561
Loan from related party	65,000	-
Other current liabilities	106,236	93,032
	2,527,610	909,095
Non-current liabilities:
Accrued severance benefits	28,159	25,165
	28,159	25,165

Total liabilities	2,555,769	934,260

Equity:
Preferred Stock;
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock
Authorized: 1,990,000,000 shares, $0.001 par value
Issued: 176,711,800 and 156,711,800 shares
Outstanding: 121,336,800 and 101,336,800 shares
as of June 30, 2014 and December 31, 2013, respectively	176,712	156,712
Additional Paid-in capital	1,638,514	778,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	(90,525)	(50,977)
Accumulated deficits	(1,541,615)	(591,606)

Total equity	$(191,967)	$(82,413)

Total liabilities and equity	$2,363,802	$851,847

The accompanying notes are an integral part of these financial statements.

 RADTEK, INC

Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

Three Months Ended			Six Months Ended

June 30, 2014		June 30, 2013	June 30, 2014	June 30, 2013
Net revenues	$54,534	$580,879	$241,366	$717,799

Cost of sales	41,389	333,857	166,017	323,060

Gross profit	13,145	247,022	75,349	394,739

Operating expenses :
Depreciation and Amortization	1,615	2,033	3,171	4,066
Consulting fees	0		435,736
Selling and administrative expenses	77,992	172,544	594,291	237,881

Total Operating expenses	79,607	174,577	1,033,198	241,947

Gain(Loss) from operations	(66,462)	72,445	(957,849)	152,792

Other income(expenses) :
Interest expense, net	(1,384)	(1,888)	(3,341)	(3,981)
Foreign exchange transaction gain (loss)	24,601	(507)	15,575	249
other income, net	(2,603)	1,815	(4,394)	2,724
	20,614	(580)	7,840	(1,008)
Income for the year before tax	(45,848)	71,865	(950,009)	151,784
Provision for income tax	-		-	-
Net income	(45,848)	71,865	(950,009)	151,784

Other Comprehensive income (loss)
Foreign currency translation adjustments	(39,307)	99,218	(39,548)	127,582

Comprehensive income (loss)	$(85,155)	$171,083	$(989,557)	$279,366

Earnings per share:
	$(0.00)	$0.00	$(0.01)	$0.00
	176,711,800	65,000,000	147,740,805	65,000,000

  The accompanying notes are an integral part of these financial statements.

RADTEK, INC

Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$(950,009)	$151,784
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	3,171	4,066
- Severance benefits	2,994	21,710
- Stock based compensation	871,472	-
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	(48,653)	(101,799)
- Inventory	0	(13,073)
- Prepaid expenses and other assets	(787,773)	7,409
- Accounts payable and other payable	126,325	52,320
- Advance receipts on contracts	1,350,329	(391,411)
- Accrued liabilities and other liabilities	13,204	(11,343)
Net cash provided by (used in) operating activities	581,060	(280,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	0	15,000
Net cash used in financing activities	0	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
- Proceeds from short-term borrowings	0	(54,538)
- Loan from related party	65,000
- Advances from related parties	61,435	260,550
Net cash provided by financing activities	126,435	206,012

Net decrease in cash and cash equivalent	707,495	(89,325)
Effect of exchange rate changes	(33,997)	132,840
Cash and cash equivalent at beginning of year	106,908	8,339

Cash and cash equivalent at end of year	$780,406	$51,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	3,341	3,981

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

June 30, 2014 (Unaudited)

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

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 95,000,000 common shares (post stock split) of the Company.  RadTek Co. Ltd. shall be a wholly owned subsidiary of the Company. RadTek, Co. Ltd. is treated as the “accounting acquirer” in the accompanying financial statements. In the transaction, the Company issued 95,000,000 common shares to the shareholders of RadTek, Co. Ltd.; such shares represented, immediately following the transaction, 94% of the outstanding shares of the Company(excluding treasury stock of 55,375,000 shares).  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $192 thousand and a working capital deficits of approximately $298 thousand at June 30, 2014.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Patents	$ 14,110	$ 13,564
Technical rights	118,160	113,581
	132,270	127,145
Accumulated amortization	(33,283)	(28,842)
Intangible assets, net	$ 98,987	$ 98,303

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of June 30, 2014.

Amortization expenses for the six months and year ended June 30, 2014 and December 31, 2013 were $3,171 and $6,075, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Note payable to a bank at interest rate of 4.95%. The line matures in November 2014.	$147,870	$145,648
Total short-term borrowings	$147,870	$145,648

Note 5– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of June 30, 2014 and December 31, 2013 were $310,733 and $249,298 respectively.

Note 6 – Loan agreement

On April 1, and May1, 2014, the Company entered loan agreement of $50,000 and $50,000 with related party, respectively. The interest is 2% per annum. As of June 30, 2014, the Company borrowed $65,000 from related party.

Note 7 – Common stock

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

On January 14, 2014, the Company issued 20,000,000 common shares to two employees and three consultants valued at the market close and recorded as $435,736 in selling and administrative expenses and $435,736 in consulting fees, respectively, for an aggregate expense of $871,472.

Note 8 – Significant contracts

On October 11, 2013, the Company entered into a supply contract with Joongsun ITC Co. Ltd. The Company is working in order to supply security solution and security server, which is worth W882 million won (US$ 870 thousand). As of June 30, the company received $858,000 as advance from Joongsun ITC and paid $781,000 as advance to several vendors.

On November 28, 2013, the Company entered into a supply contract with Korea Transport Network Express Co. Ltd. The Company is working in order to supply X-ray inspection equipment and total solutions for radiation detection, which are worth W700 million won (US$ 690 thousand). Contract term is 6 month.

On February 13, 2014, the Company had a contract with Korea Procurement Service that is delivering a X-ray Linear Accelerator of Cargo Inspection System (CIS) to Korea Research Institute of Ships and Ocean (KRISO) which runs under authority of Korea Institute of Ocean Science of Technology (KIOST) and funded by Korea Ministry of Maritime Affairs. The total amount of the contract is 945,000 USD. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KIOST on May 23, 2014. The last 20% will be received after the delivery due date which is September 5, 2014.

Note 9 – Investment Agreement and Marketing Agreement

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

Note 10 – Subsequent Event

The Company follows the guidance in ASC Topic 855 “Subsequent Events” for the disclosure of subsequent events. The Company evaluated subsequent events through the date of the financial statements were issued.

On July 2, 2014, the Company entered loan agreement of $60,000 with related party.

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

Results of Operations

For the three months ended June 30, 2014, we earned net revenues of $54,534.  Our cost of sales was $41,389, resulting in a gross profit of $13,145.  We had depreciation and amortization expenses of $1,615 and selling and administrative expenses of $77,992.  We had interest expense of $1,384, a gain on foreign exchange transactions of $24,601, and other loss of $2,603.  As a result, we had net loss of $45,848 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we earned net revenues of $580,879.  Our cost of sales was $333,857, resulting in a gross profit of $247,022.  We had depreciation and amortization expenses of $2,033 and selling and administrative expenses of $172,544.  We paid interest expenses of $1,888.  We had a loss on foreign exchange transactions of $507.  We have other income of $1,815.  As a result, we had net income of $71,865 for the three months ended June 30, 2013.

The increase in net loss of $117,713 between the three months ended June 30, 2014 compared to the same period ended June 30, 2013 was the result of decreased operations.  We were unable to attract a lot of new customers, and as a result our gross profit decreased by 233,877, or 94.7%.  We were able to reduce our selling and administrative expenses during this time, but no amount of cost cutting will make up for the 94.7% reduction in gross profit for the three months ended June 30, 2014.

For the six months ended June 30, 2014, we earned net revenues of $241,366.  Our cost of sales was $166,017, resulting in gross profit of $75,349.  We paid depreciation and amortization expenses of $3,171, consulting fees of $435,736, and selling and administrative expenses of $594,291.  We paid interest expense of $3,341.  We had a gain on foreign exchange transactions of $15,575 and other loss of $4,394.  As a result, we had net loss of $950,009 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we earned net revenues of $717,799.  Our cost of sales was $323,060, resulting in gross profit of $394,739.  We paid depreciation and amortization expenses of $4,066 and selling and administrative expenses of $237,881.  We paid interest expense of $3,981.  We had a gain on foreign exchange transaction of $249 and other income of $2,724.  As a result, we had net income of $151,784 for the six months ended June 30, 2013.

The increase in net loss of $1,101,793 between the six months ended June 30, 2014 compared to the same period ended June 30, 2013 was the result of decreased operations.  We were unable to attract many new customers, and as a result our gross profit decreased by $319,390, or 80.9%.  We had increased our total operating expenses by $791,251 due to the additional costs incurred in meeting all of our reporting requirements and to pursue our registration statement.

Liquidity and Capital Resources

For the six months ended June 30, 2014, we had net loss of $950,009.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $3,171 for depreciation and amortization, $2,994 for severance benefits, and $871,472 for stock based compensation.  We had the following changes in assets and liabilities: increases of $48,653 in accounts receivable, $787,773 in the prepaid expenses and other assets, $126,325 in the accounts payable and other payables, $1,350,329 in the advance receipts on contracts, and $13,204 in the accrued liabilities and other liabilities.  As a result, we had net cash provided by operating activities of $581,060 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we had net income of $151,784.  We had the following changes to reconcile net income to net cash used in the operating activities: $4,066 for depreciation and amortization and $21,710 for severance benefits.  We had the following changes in assets and liabilities: increases of $101,799 in the accounts receivable, $13,073 in the inventory, and $52,320 in the accounts payable and other payable and decreases in the $391,411 in the advance receipts on contracts, $11,343 in the accrued liabilities and other liabilities and  $7,409 in the prepaid expenses and other assets. As a result, we had net cash used in operating activities of $280,337 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, we did not pursue any investing activities.

For the six months ended June 30, 2013, we spent $15,000 on goodwill activities.  As a result, we had net cash used in investing activities of $15,000 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, we received $65,000 from a loan from a related party and $61,435 from advances from related parties.  As a result, we had net cash provided by financing activities of $126,435 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we repaid $54,538 for short-term borrowings.  We received $260,550 from advances from related parties.  As a result, we had net cash provided by financing activities of $206,012 for the six months ended June 30, 2013.

We had cash or cash equivalents of $780,406 and $106,908 on hand at June 30, 2014 and at December 31, 2013, respectively. If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2014, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Date: August 19, 2014	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: August 19, 2014	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)