Form 10-Q
period 2014-09-30
RadTek, Inc
filed 2014-12-05
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: December 5, 2014 – 121,336,800 shares of common stock.

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

RADTEK CO., LTD.

Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$34,281	$106,908
Accounts receivable, net	95,054	52,748
Prepaid expenses and other assets	909,580	560,462
Total Current assets	1,038,915	720,118
		.
Investment	5,020	4,998
Property and equipment	-	-
Intangible assets	93,994	98,303
Security deposits	28,555	28,428
	127,569	131,729

Total assets	$1,166,484	$851,847

Liabilities and equity
Current liabilities:
Accounts and other payables	$304,193	$157,556
Short-term borrowings	140,577	145,648
Advances from related party	434,105	249,298
Advance payments on contracts	776,722	263,561
Loan from related party	160,000	-
Other current liabilities	3,717	93,032
	1,819,314	909,095
Non-current liabilities:
Accrued severance benefits	31,169	25,165
	31,169	25,165
Total liabilities	1,850,483	934,260

Equity:
Preferred Stock;
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock
Authorized: 1,990,000,000 shares, $0.001 par value
Issued: 176,711,800 and 156,711,800 shares
Outstanding: 121,336,800 and 101,336,800 shares
as of September 30, 2014 and December 31, 2013, respectively	176,712	156,712
Additional Paid-in capital	1,638,511	778,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	(36,971)	(50,977)
Accumulated deficits	(2,087,198)	(591,606)

Total equity	$(683,999)	$(82,413)
Total liabilities and equity	$1,166,484	$851,847

The accompanying notes are an integral part of these financial statements.

 RADTEK CO., LTD.

Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

		Three Months Ended		Nine Months Ended

		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues		$866,373	$1,287,770	$1,107,739	$2,013,300

Cost of sales		762,037	945,559	928,054	1,273,576

Gross profit		104,336	342,211	179,685	739,724

Operating expenses :
Depreciation and Amortization		1,618	2,021	4,789	6,088
Consulting fees		-	-	435,736
Selling and administrative expenses		125,889	85,303	720,180	325,002
Bad debt		524,226	-	524,226	-
Total Operating expenses		651,733	87,324	1,684,931	331,090

Gain(Loss) from operations		(547,397)	254,887	(1,505,246)	408,634

Other income(expenses) :
Interest expense, net		(1,592)	(2,017)	(4,933)	(5,995)
Foreign exchange transaction gain (loss)		(989)	(23,055)	14,586	1,282
Other income, net		4,395	3,067	1	5,807
		1,814	(22,005)	9,654	1,094
Income for the year before tax		(545,583)	232,882	(1,495,592)	409,728
Provision for income tax		-	-	-	-
Net income		(545,583)	232,882	(1,495,592)	409,728

Other Comprehensive income (loss)
Foreign currency translation adjustments		53,554	(6,351)	14,006	96,169

Comprehensive income (loss)		$(492,029)	$226,531	$(1,481,586)	$505,897

Earnings per share:
-	Basic and diluted earnings per share	$(0.00)	$0.00	$(0.01)	$0.01
-	Weighted Average Outstanding Shares	176,711,800	65,000,000	156,929,093	65,000,000

  The accompanying notes are an integral part of these financial statements.

RADTEK CO., LTD.

Condensed Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$(1,495,592)	$409,728
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	4,789	6,088
- Severance benefits	6,004	23,933
- Stock based compensation	871,472	-
- Bad debt	524,226	-
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	(42,306)	(36,107)
- Inventory	-	(14,881)
- Prepaid expenses and other assets	(873,344)	(22,639)
- Accounts payable and other payable	146,637	61,982
- Advance payments on contracts	513,161	(385,933)
- Accrued liabilities and other liabilities	(89,315)	32,485
Net cash provided by (used in) operating activities	(434,268)	74,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	-	(15,000)
Investment in affiliate	-	(28,009)
Net cash used in financing activities	-	(43,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
- Proceeds from short-term borrowings	-	(44,961)
- Loan from related party	160,000	-
- Advances from related parties	184,807	232,223
Net cash provided by financing activities	344,807	187,262

Net decrease in cash and cash equivalent	(89,461)	218,909
Effect of exchange rate changes	16,834	94,427
Cash and cash equivalent at beginning of year	106,908	8,339

Cash and cash equivalent at end of year	$34,281	$321,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,933	$3,981
Cash paid income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

September 30, 2014 (Unaudited)

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,087 thousand and a working capital deficit of approximately $780 thousand at September 30, 2014.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing and increase sales of its products. It is the intent of management to continue to raise additional capital to sustain operations and to increase sales in order to generate future profits for the Company. However, there can be no assurance that the Company will be able to secure such additional funds or increase sales, if at all.

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

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Patents	$ 13,625	$ 13,564
Technical rights	114,088	113,581
	127,713	127,145
Accumulated amortization	(33,719)	(28,842)
Intangible assets, net	$ 93,994	$ 98,303

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

Amortization expenses for the nine months and year ended September 30, 2014 and December 31, 2013 were $4,309 and $6,075, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Note payable to a bank at interest rate of 4.95%. The line matures in November 2014.	$140,577	$145,648
Total short-term borrowings	$140,577	$145,648

Note 5– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of September 30, 2014 and December 31, 2013 were $434,105 and $249,298 respectively.

Note 6 – Loan agreement

On April 1, May1, and July 2, 2014, the Company entered loan agreement of $50,000, $50,000 and $60,000 with related party, respectively. The interest is 2% per annum and repayment date is March 24, 2015. As of September 30, 2014, the Company borrowed $160,000 from related party.

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

Note 8 – Significant contracts

On October 11, 2013, the Company entered into a supply contract with Joongsun ITC Co. Ltd. The Company is working in order to supply security solution and security server, which is worth W882 million won (US$ 840 thousand). The delivery of Joongsun ITC contract was completed as of July 30, 2014.

On November 28, 2013, the Company entered into a supply contract with Korea Transport Network Express Co. Ltd. The Company is working in order to supply X-ray inspection equipment and total solutions for radiation detection, which are worth W700 million won (US$ 656 thousand). Contract term is 6 month.

On February 13, 2014, the Company had a contract with Korea Procurement Service that is delivering a X-ray Linear Accelerator of Cargo Inspection System (CIS) to Korea Research Institute of Ships and Ocean (KRISO) which runs under authority of Korea Institute of Ocean Science of Technology (KIOST) and funded by Korea Ministry of Maritime Affairs. The total amount of the contract is 945,000 USD. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KIOST on May 23, 2014. The last 20% will be received after the delivery due date which is September 5, 2014. The delivery due date was postponed as request from KRISO. It was delivered, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014.

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

Results of Operations

For the three months ended September 30, 2014, we earned net revenues of $866,373.  Our cost of sales was $762,037, resulting in a gross profit of $104,336.  We had depreciation and amortization expenses of $1,618, selling and administrative expenses of $125,889, and bad debt expenses of $524,226.  We had net interest expense of $1,592, a loss on foreign exchange transactions of $989, and other income of $4,395.  As a result, we had net loss of $545,583 for the three months ended September 30, 2014.  We had a foreign currency translation adjustment of $53,554, and as a result had a comprehensive loss of $492,029.

Comparatively, for the three months ended September 30, 2013, we earned net revenues of $1,287,770.  Our cost of sales was $945,559, resulting in a gross profit of $342,211.  We had depreciation and amortization expenses of $2,021 and selling and administrative expenses of $85,303.  We paid interest expenses of $2,017.  We had a loss on foreign exchange transactions of $23,055.  We have other income of $3,067.  As a result, we had net income of $232,882 for the three months ended September 30, 2013.  We had a decrease of $6,351 as a result of the foreign currency translation adjustment, resulting in comprehensive income of $226,531.

The increase in net loss of $778,465 between the three months ended September 30, 2014 compared to the same period ended September 30, 2013 was the result of decreased operations.  We were unable to attract many new customers, and as a result, our gross profit decreased by 237,875, or 69.5%.  We experienced a bad debt expense of $524,226, and as a result, there was a $802,284 difference between the loss from operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

For the nine months ended September 30, 2014, we earned net revenues of $1,107,739.  Our cost of sales was $928,054, resulting in gross profit of $179,685.  We paid depreciation and amortization expenses of $4,789, consulting fees of $435,736, selling and administrative expenses of $720,180, and bad debt expense of $524,226.  We paid interest expense of $4,933.  We had a gain on foreign exchange transactions of $14,586 and other income of $1.  As a result, we had net loss of $1,495,592 for the nine months ended September 30, 2014.  We had an increase of $14,006 as a result of foreign currency translation adjustments, resulting in a comprehensive loss of $1,481,586.

Comparatively, for the nine months ended September 30, 2013, we earned net revenues of $2,013,300.  Our cost of sales was $1,273,576, resulting in gross profit of $739,724.  We paid depreciation and amortization expenses of $6,088 and selling and administrative expenses of $325,002.  We paid interest expense of $5,995.  We had a gain on foreign exchange transaction of $1,282 and other income of $5,807.  As a result, we had net income of $409,728 for the nine months ended September 30, 2013.  We had an increase of $96,169 due to foreign currency translation adjustments, resulting in a comprehensive income of $505,897.

The increase in net loss of $1,905,320 between the nine months ended September 30, 2014 compared to the same period ended September 30, 2013 was the result of decreased operations.  We were unable to attract many new customers, and as a result our gross profit decreased by $560,039, or 75.7%.  We had increased our total operating expenses by $1,353,841 due to the bad debt of $524,226 and the additional costs incurred in meeting all of our reporting requirements and to pursue our registration statement.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, we had net loss of $1,495,592.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $4,789 for depreciation and amortization, $6,004 for severance benefits, $871,472 for stock based compensation, and bad debt of $524,226.  We had the following changes in assets and liabilities: increases of $42,306 in accounts receivable, $873,344 in the prepaid expenses and other assets, $146,637 in accounts payable and other payables and $513,161 in the advance receipts on contracts.  We had increases of $89,315 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $434,268 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we had net income of $409,728.  We had the following changes to reconcile net income to net cash used in the operating activities: $6,088 for depreciation and amortization and $23,933 for severance benefits.  We had the following changes in assets and liabilities: increases of $36,107 in accounts receivable, $14,881 in inventory, $22,639 in prepaid expenses and other assets, accounts payable and other payable and $32,485 in accrued liabilities and other liabilities and increases in $385,933 in advance payments on contracts. As a result, we had net cash used in operating activities of $74,656 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we did not pursue any investing activities.

For the nine months ended September 30, 2013, we spent $15,000 on goodwill activities and $28,009 on an investment in an affiliate.  As a result, we had net cash used in investing activities of $43,009 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we received $160,000 from a loan from a related party and $184,807 from advances from related parties.  As a result, we had net cash provided by financing activities of $344,807 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we repaid $44,961 for short-term borrowings.  We received $232,223 from advances from related parties.  As a result, we had net cash provided by financing activities of $187,262 for the nine months ended September 30, 2013.

We had cash or cash equivalents of $34,281 and $106,908 on hand at September 30, 2014 and at December 31, 2013, respectively. If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2014, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Date: December 5, 2014	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: December 5, 2014	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)