Form 10-K
period 2014-12-31
RadTek, Inc
filed 2015-04-07
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $4,935,955.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 7, 2015 was 121,336,800 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Radtek, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

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

Employees:

The registrant currently employs six full time employees and four part time employees.

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

The registrant also has offices in Korea.  These offices consist of approximately 5,000 square feet.  They are located at 3F Taejoon B/D, 341-2 Jangdae-dong, Yuseong-gu Daejeon, Republic of Korea.  We pay $1,000 per month.

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

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.  These quotations are adjusted following a 50 for 1 stock split effective March 10, 2014.

Quarter Ended	High Bid	Low Bid
3/31/14	0.10	0.07
6/30/14	0.11	0.09
9/30/14	0.11	0.06
12/31/14	0.25	0.10

3/31/13	0.02	0.02
6/30/13	0.02	0.02
9/30/13	0.04	0.02
12/30/13	0.04	0.03

b)  Holders.  At April 7, 2015, there were approximately 17 shareholders of the registrant.

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

During 2014 and 2013 we repurchased no shares of our common stock.

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

We currently have operations planned through December 31, 2015.

Capital and Source of Liquidity.  We have $213,247 in cash and cash equivalents as of December 31, 2014.  We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2015.

For the year ended December 31, 2014, we had a net loss of $1,765,577.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $6,316 due to depreciation and amortization, an increase of $7,518 due to severance benefits, and an increase of $880,000 due to stock issued for services.  We had the following changes in assets and liabilities: we had an increase of $46,453 due to accounts receivable, a decrease of $1,513 due to inventory, a decrease of $339,267 due to prepaid expenses and other assets, an increase of $198,354 due to accounts and other payables, an increase of $761,490 due to advance payment on contracts, and a decrease of $89,638 due to other current liabilities.  As a result, we had net cash used in operating activities of $295,864 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had net income of $523,371.  We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $11,372 due to depreciation and amortization, an increase of $24,252 due to severance benefits, and a increase of $22,580 due to loss on investment valuation.  We had the following changes in assets and liabilities, net of the effect of acquisitions: we had an increase of $10,258 due to accounts receivable, an increase of $11,551 due to inventory, a decrease of $494,947 due to prepaid expenses and other assets, a decrease of $74,050 due to accounts and other payable, a decrease of $146,507 due to advance payments on contracts, and an increase of $81,689 due to other current liabilities.  As a result, we had net cash used in operating activities of $30,431 for the year ended December 31, 2013.

For the year ended December 31, 2014, we did not pursue any investing activities.

For the year ended December 31, 2013, we spent $28,428 on the acquisition of available-for-sale security.  We also spent $15,763 for acquisition on investment, and received $100 from acquisition.  As a result, we had net cash used in investing activities of $44,091 for the year ended December 31, 2013.

For the year ended December 31, 2014, we received $160,000 as proceeds from a related party loan and $191,519 as an advance from related parties.  As a result, we had net cash provided by financing activities of $351,519 for the year ended December 31, 2014.

For the year ended December 31, 2013, we received $282,646 from the issuance of common stock.  We spent $33,915 on advance from related parties, and repaid $39,359 on the repayment of short-term borrowing.  As a result, we had net cash provided by financing activities of $209,372 for the year ended December 31, 2013.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.

Results of Operations.

For the year ended December 31, 2014, we earned net revenues of $1,104,710.  Our cost of sales was $1,003,675, resulting in a gross profit of $101,035.  We paid depreciation and amortization expenses of $6,316 and selling and administrative expenses of $1,867,568.  We paid net interest expenses of $8,456 and earned net other income of $36,593.  We had a foreign exchange transaction loss of $20,864.  As a result, we had net income of $1,765,577 for the year ended December 31, 2014.  We had a foreign currency translation adjustment of $54,872 and a gain on investment of $3,513.  As a result, we had a comprehensive loss of $1,707,192 for the year ended December 31, 2014.

Comparatively, for the year ended December 31, 2013, we earned net revenues of $2,549,372.  Our cost of sales was $1,573,541, resulting in a gross profit of $975,831.  We paid depreciation and amortization expenses of $11,372, and selling and administrative expenses of $421,094.  We paid $6,916 in interest expenses and $22,580 as a loss on investment valuation.  We gained $3,399 from foreign exchange transactions, and received $6,103 from other income.  After foreign currency translation adjustments of $25,006, we had comprehensive income of $548,377 for the year ended December 31, 2013.

The $2,255,569 difference in comprehensive income during the year ended December 31, 2014 is due to a decrease in actual revenues received by RadTek, Co., Ltd. in Korea.  In addition, our selling and administrative expenses increased by $1,446,474 during the year ended December 31, 2014 due to stock compensation of $880,000 and bad debt expenses of $592,747.

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

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RadTek, Inc.

We have audited the accompanying consolidated balance sheets of RadTek, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in shareholders’ deficit and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadTek, Inc. as of December 31, 2014 and 2013, and the result of its operation and its cash flow for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corporation

April 7, 2015

San Diego, CA. 92111

RADTEK, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$213,247	$106,908
Accounts receivable, net	6,295	52,748
Prepaid expenses and other assets	899,729	560,462
Inventories	1,513	-
Total Current assets	1,120,784	720,118

Investment	8,311	4,998
Property and equipment, net	-	-
Intangible assets	88,325	98,303
Security deposits	27,293	28,428
	123,929	131,729

Total assets	$1,244,713	$851,847

Liabilities and equity
Current liabilities:
Accounts and other payable	$355,910	$157,556
Short-term borrowings	136,463	145,648
Loan from related party	160,000	-
Advances from related party	440,817	249,298
Advance payments on contracts	1,025,051	263,561
Other current liabilities	3,394	93,032
	2,121,635	909,095
Non-current liabilities:
Accrued severance benefits, net	32,683	25,165
	32,683	25,165

Total liabilities	2,154,318	934,260

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,336,800 and 101,336,800 shares
as of December 31, 2014 and 2013, respectively	176,712	156,712
Additional paid-in capital	1,638,511	778,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	7,408	(50,977)
Accumulated deficits	(2,357,183)	(591,606)

Total equity	(909,605)	(82,413)

Total liabilities and equity	$1,244,713	$851,847

See the notes to the consolidated financial statements.

RADTEK, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Net revenues	$1,104,710	$2,549,372

Cost of sales	1,003,675	1,573,541

Gross profit	101,035	975,831

Operating expenses :
Depreciation and Amortization	6,316	11,372
Selling and administrative expenses	1,867,568	421,094

Total Operating expenses	1,873,884	432,466

Gain(Loss) from operations	(1,772,849)	543,365

Other income(expenses) :
Interest expense, net	(8,456)	(6,916)
Loss on investment valuation	-	(22,580)
Foreign exchange transaction gain (loss)	(20,865)	3,399
Other income, net	36,593	6,103
	7,272	(19,994)
Income for the year before tax	(1,765,577)	523,371
Provision for income tax	-	-
Net income	(1,765,577)	523,371

Other Comprehensive income (loss)
Foreign currency translation adjustments	54,872	25,006
Gain on investment	3,513	-

Comprehensive income (loss)	$(1,707,192)	$548,377

Net income (loss) per common share-basic and diluted	$(0.01)	$0.01

Weighted average number of common stock outstanding	120,624,471	70,621,350

See the notes to the consolidated financial statements.

RADTEK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock	Common Stock Amounts	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2012	65,000,000	$65,000	$638,164	$ -	$(75,983)	$(1,114,977)	$(487,796)

Treasury Stock				(375,053)			(375,053)
Stock issuance for cash	30,000,000	30,000	252,646				282,646
Recapitalization	61,711,800	61,712	(112,299)				(50,587)
Net income						523,371	523,371
Foreign currency translation adjustment					25,006		25,006
Balance, December 31, 2013	156,711,800	$156,712	$778,511	$(375,053)	$(50,977)	$ (591,606)	$(82,413)

Stock issuance for services	20,000,000	20,000	860,000				880,000
Foreign currency translation adjustment					54,872		54,872
Gain on investment					3,513		3,513
Net loss						(1,765,577)	(1,765,577)
Balance, December 31, 2014	176,711,800	$176,712	$1,638,511	$(375,053)	$ 7,408	$(2,357,183)	$(909,605)

On January 15, 2014, the Company effectuated a forward split of common stock at 50 to 1.  All shares amounts have been retroactively adjusted for all periods presented.

See the notes to the consolidated financial statements.

RADTEK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,765,577)	$523,371
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,316	11,372
Severance benefits	7,518	24,252
Loss on investment valuation	-	22,580
Stock issuance for services	880,000	-
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	46,453	10,258
Inventory	(1,513)	11,551
Prepaid expenses and other assets	(339,267)	(494,947)
Accounts and other payable	198,354	(74,050)
Advance payments on contracts	761,490	(146,507)
Other current liabilities	(89,638)	81,689
Net cash provided by (used in) operating activities	(295,864)	(30,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition on available-for-sale-security	-	(28,428)
Acquisition on investment	-	(15,763)
Cash acquired from acquisition	-	100
Net cash used in investing activities	-	(44,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-	282,646
Proceeds from short-term borrowings	-	-
Proceeds from loan from related party	160,000
Advance from related parties	191,519	(33,915)
Repayment of short-term borrowing	-	(39,359)
Net cash provided by financing activities	351,519	209,372

Net decrease in cash and cash equivalent	55,655	134,850
Effect of exchange rate changes	50,684	(36,281)
Cash and cash equivalent at beginning of year	106,908	8,339

Cash and cash equivalent at end of year	$213,247	$106,908

RADTEK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Continued from previous page)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,456	$6,564
Cash paid for taxes	$-	$-

Significant non-cash investing and financing activities:
Prepaid expenses increased due to acquisition	$-	$632
Accounts payable increased due to acquisition	-	1,366
Treasury stock increased due to acquisition	-	375,053
	$-	$377,051

See the notes to the consolidated financial statements.

Radtek, Inc.

Consolidated Notes to Financial Statements

December 31, 2014 and 2013

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

(b) Going Concern Considerations

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,357 thousand and a working capital deficit of approximately $1,001 thousand at December 31 2014.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

There were no potentially outstanding dilutive common shares for the periods ended December 31, 2014 and, 2013

(p) Related Parties

The Company follows ASC Topic 850 “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

(q) Commitment and Contingencies

The Company follows subtopic ASC Topic 450 “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such an assessment inherently involves an exercise of judgment. As of December 31, 2014, management is not aware of any such contingencies that would have a material adverse effect on the Company’s financial position or results of operations.

(r) Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consist of the following as of December 31, 2014 and 2013:

	2014	2013
Raw materials	$ 1,513	$ -
Finished goods	-	-
Total	$ 1,513	$ -

Note 4 – Property and Equipment

The Company’s property and equipment consists of the following as of December 31, 2014 and 2013:

	2014	2013
Equipment and fixture	$ 78,705	$ 78,705
Automobile	23,675	23,675
	102,380	102,380
Accumulated depreciation	(102,380)	(102,380)

Net property and equipment	$ -	$ -

Depreciation expenses for the years ended December 31, 2014 and 2013 were $nil and $5,298, respectively.

Note 5 – Investment

The Company invested W30,000,000 (about US$28,000) in KTEX Ltd. in 2012. The Company has ownership of 3% of KTEX. The Company recognized loss on investment of $22,580 in 2013. The company recorded gain of $3,513 as comprehensive income in 2014.

Note 6 – Intangibles

The Company’s intangible assets are composed of the following as of December 31, 2014 and 2012:

	2014	2013
Patents	$ 13,023	$ 13,564
Technical rights	109,044	113,581
	122,067	127,145
Accumulated amortization	(33,742)	(28,842)

Intangible assets, net	$ 88,325	$ 98,303

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of December 31, 2014.

Amortization expenses for the years ended December 31, 2014 and 2013 were $6,316 and $6,075, respectively.

Note 7 – Short-term Borrowings

Short term borrowings consist of the following as of December 31, 2014 and 2013:

	2014	2013
Note payable to a bank at interest rate of 4.39%. The line matures in November 2015.	$ 136,463	$ 145,648
Total short-term borrowings	$ 136,463	$ 145,648

Note 8– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of December 31, 2014 and 2013 were $440,817 and $249,298 respectively.

Note 9 – Loan agreement

On April 1, May1, and July 2, 2014, the Company entered loan agreement of $50,000, $50,000 and $60,000 with related party, respectively. The interest is 2% per annum and repayment date is March 24, 2015. As of December 31, 2014, the Company borrowed $160,000 from related party. As of December 31, 2014, accrued interest of $1,284 has been recorded in accounts and other payable. The Company repaid $160,000 in January 2015.

Note 10 – Income Tax

The Company has net operating losses carried forward of $2,357,183 (2013-$591,606) available to offset taxable income in the future years which expire within 20 years (Korea 10 years).

The Company is subject to Korean Corporate Tax at approximate rate of 22% and to United States federal and state income taxes at approximate rate of 35%. The reconciliation of the provision for income taxes to the Company’s income tax expense as reported is as follows:

	December 31, 2014	December 31, 2013
Net income (loss) before income taxes per financial statements
Korea	$ (1,679,089)	$ 532,112
United States	(86,488)	(8,741)
Total	$ (1,765,577)	$ 523,371

Provision for taxes
Korea	$ -	$ -
United States	-	-
Total	$ -	$ -
Effective tax rate	-	-

The significant components of deferred income tax assets and liabilities at December

31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net operating loss carry forward	2,439,255	148,015
Valuation allowance	(2,439,255)	(148,015)
Net	-	-

Note 11 – Common stock

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

Note 12 – Significant contracts

 The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KIOST on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation is scheduled in June 2015.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956 . The installation of all two items are scheduled in June, 2015.

The Company got sales and delivery contract of its Food Inspection System, which worth 42,900,000 KRW ($38,000) with BIO PORT KOREA INC. on December 4, 2014 and completed the delivery in March 2015.

The Company got sales and delivery contract of its Food Inspection System, which worth 79,000,000 KRW ($70,000) with Hanultari Co., Ltd. on December 8, 2014 and completed the delivery in March 2015.

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000).

Note 13 – Investment Agreement and Marketing Agreement

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

Note 14 – Subsequent Event

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors are as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Kwang Hyun Kim	48	President/ CEO, Director, Secretary	February 4, 2013 to present
Jae Chan Kim	74	Treasurer/ CFO/ Controller	February 4, 2013 to present
Yong Hyun Chung	39	Director	February 26, 2013 to present

Officer and Director Information:

Mr. Kwang Hyun Kim, 48:

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

Mr. JaeChan Kim, 74:

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

Mr Yong Hyun Chung, 39:

Mr. Chung’s background includes a BS in nuclear engineering from KAIST in Taejeon Korea, in 1997. He holds an MS in nuclear engineering with a focus in biomedical science and engineering in 1999 from KAIST. He received a Ph.D. in nuclear and quantum engineering in 2004 from KAIST.

His professional experience reaches from 1997 to present with experience as a visiting researcher at the Korean Basic Science Institute. From 1997 to 2002 he was a research assistant in Radiation Detection and Medical Imaging Laboratory at KAIST. From 2002 to 2004 he worked as a visiting researcher in the department of nuclear medicine at Samsung Medical Center in Seoul, Korea. In 2003 to 2004 he was a member of the Crystal Clear Collaboration and in the same term he was a member at OpenGATE Collaboration. From 2004 to 2005 he was a researcher at the Center for Clinical Research at the Samsung Biomedical Research Institute. From 2004 to 2006 he was a postdoctoral researcher at the Crump Institute for Molecular Imaging at the David Geffen School of Medicine at UCLA in Los Angeles. From 2006 to 2010 he was an assistant professor in the Department of Radiological Science at Yonsei University. From 2010 to 2012 he was in general affairs at the Institute of Health Science at Yonsei University. From 2010 to present he has been an associate professor at the Department of Radiological Science at Younsei. He has also been from 2009 to present a Scientific Secretary for IEEE NPSS Seoul Chapter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers for the years of 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Kwang Hyun Kim	2014	$0	n/a	n/a	n/a	n/a	n/a
CEO	2013	$0	n/a	n/a	n/a	n/a	n/a

Jae Chan Kim	2014	$17,500	n/a	n/a	n/a	n/a	n/a
CFO	2013	$17,500	n/a	n/a	n/a	n/a	n/a

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

DIRECTOR COMPENSATION FOR 2014

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There are currently 121,336,800 common shares issued and outstanding, and 55,375,000 treasury shares issued and outstanding.  The following table sets forth the number and percentage of common shares owned by:

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

(1) The address for each of the persons listed above is c/o 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the registrant’s discretion. The borrowings do not bear an interest rate.  Total borrowing as of December 31, 2014 and 2013 were $440,817 and $249,298 respectively.

Director Independence.  The registrant’s board of directors consists of Kwang Hyun Kim and Yong Hyun Chung. Neither Kim nor Chung are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the year ended December 31, 2014, the registrant borrowed $440,817 from Kwang Hyun Kim.  In addition, on April 1, May 1, and July 2, 2014, the registrant entered into loan agreements of $50,000, $50,000 and $60,000, respectively, with a related party.  As of December 31, 2014, the registrant has borrowed $160,000 from this party and has accrued interest of $1,284.  The registrant has repaid $160,000 during January 2015.

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

We paid aggregate fees and expenses of approximately $46,299 and $34,988 to PLS CPA during 2014 and 2013, respectively, for work completed for our annual audits and quarterly reviews of our financial statements, including travel expenses to Korea for accounting.

Tax Fees. We did not incur any aggregate tax fees and expenses from Kenne Ruan, CPA, P.C. for the year ended December 31, 2013, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

We did not incur any aggregate tax fees and expenses from PLS CPA for the years ended December 31, 2014 and 2013 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Kenne Ruan, CPA, P.C. during 2013.

We did not incur any other fees from PLS CPA during 2013 and 2014.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Date:  April 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Kwang Hyun Kim	CEO/ Director	April 7, 2015

/s/Jae Chan Kim	CFO/ Controller	April 7, 2015

/s/Yong Hyun Chung	Director	April 7, 2015