Form 10-Q
period 2015-03-31
RadTek, Inc
filed 2015-05-15
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 15, 2015 – 121,336,800 shares of common stock.

RADTEK, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

RADTEK CO., LTD.

Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

March 31, 2015		December 31, 2014
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$208,675	$213,247
Accounts receivable, net	71,230	6,295
Prepaid expenses and other assets	875,897	899,729
Inventory	-	1,513
Total Current assets	1,155,802	1,120,784

Investment	8,267	8,311
Property and equipment, net	-	-
Intangible assets	86,356	88,325
Security deposits	27,149	27,293
	121,772	123,929
Total assets	$1,277,574	$1,244,713

Liabilities and equity
Current liabilities:
Trade and other payables	$305,157	$355,910
Short-term borrowings	135,747	136,463
Loan from related party	-	160,000
Advances from related party	456,371	440,817
Advance payments on contracts	1,138,828	1,025,051
Other current liabilities	12,879	3,394
	2,048,982	2,121,635
Non-current liabilities:
Accrued severance benefits, net	32,627	32,683
	32,627	32,683
Total liabilities	2,081,609	2,154,318

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value, Issued and outstanding shares: 0	-	-
Common stock:
Authorized: 1,990,000,000 shares, $0.001 par value, Issued : 176,711,800 shares, Outstanding: 121,336,800 shares as of March 31, 2015 and December 31, 2014	176,712	176,712
Additional paid-in capital	1,638,511	1,638,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	14,877	7,408
Accumulated deficits	(2,259,082)	(2,357,183)

Total equity	(804,035)	(909,605)
Total liabilities and equity	$1,277,574	$1,244,713

The accompanying notes are an integral part of these financial statements.

 RADTEK CO., LTD.

Condensed Consolidated Statement of Operations (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

March 31, 2015		March 31, 2014
Net revenues	$245,775	$186,832

Cost of sales	51,319	124,628

Gross profit	194,456	62,204

Operating expenses :
Depreciation and Amortization	1,511	1,556
Consulting fees	-	435,736
Selling and administrative expenses	91,019	516,299

Total Operating expenses	92,530	953,591

Gain(Loss) from operations	101,926	(891,387)

Other income(expenses) :
Interest expense, net	(1,707)	(1,957)
Foreign exchange transaction gain (loss)	(2,118)	(9,026)
Other income, net	-	(1,791)
	(3,825)	(12,774)
Income for the year before tax	98,101	(904,161)
Provision for income tax	-	-
Net income	98,101	(904,161)

Other Comprehensive income (loss)
Foreign currency translation adjustments	7,469	(241)

Comprehensive income (loss)	$105,570	$(904,402)

Net income (loss) per common share-basic and diluted	$0.00	$(0.01)

Weighted average number of common stock outstanding	121,336,800	118,447,911

  The accompanying notes are an integral part of these financial statements.

RADTEK CO., LTD.

Condensed Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,101	$(904,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511	1,556
Stock-based compensation	-	880,000
Severance benefits	56	2,994
Change in assets and liabilities:
Accounts receivable	(64,935)	(186,820)
Inventory	1,513	-
Prepaid expenses and other assets	23,832	(366,614)
Accounts payable	(50,753)	298,370
Advance payments on contracts	113,777	190,527
Other current liabilities	9,485	7,232
Net cash provided by (used in) operating activities	132,587	(76,916)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-	-
Repayment of short-term borrowings	(160,000)	-
Borrowing from related parties	15,554	-
Repayment of borrowing from related party	-	-
Net cash provided by financing activities	(144,446)	-

Net decrease in cash and cash equivalent	(11,859)	(76,916)
Effect of exchange rate changes	7,287	(13,303)
Cash and cash equivalent at beginning of year	213,247	106,908

Cash and cash equivalent at end of year	$208,675	$16,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,707	$1,970
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

March 31, 2015 (Unaudited)

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,259 thousand and a working capital deficit of approximately $893 thousand at March 31, 2015.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Patents	$ 12,954	$ 13,023
Technical rights	108,472	109,044
	121,426	122,067
Accumulated amortization	(35,070)	(33,742)

Intangible assets, net	$ 86,356	$ 88,325

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of March 31, 2015.

Amortization expenses for the three months ended March 31, 2015 and the years ended December 31, 2014 were $1,511and $6,316, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Note payable to a bank at interest rate of 4.39%. The line matures in November 2015.	$ 135,747	$ 136,463
Total short-term borrowings	$ 135,747	$ 136,463

Note 5– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of March 31, 2015 and December 31, 2014 were $456,371 and $440,817 respectively.

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

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation of all two items are scheduled in June, 2015.

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

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of 127,500,000KRW ($115,909) for the three months ended March 31, 2015.

The contract was made on March 16, 2015. The Company and KTExpress Co. LTD (hereafter KTExpress) has come to a contract for delivery of Industrial Network System Integration for Freights (hereafter the “Project”). The total contract amount is approximately 500,000,000KRW ($458,000). The company and KT Express set the Project in 3 steps. 1st step is designing and customizing of the network system, control program, and processor. 2nd step is manufacturing of control program. The last step is installation and delivery of the network devices and the program.

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

On April 28, 2015, the Company entered into an agreement with C&D Co. Ltd., a South Korean company, for the purposes of creating a new corporation.  The new corporation will be an Internet Protocol television platform establishment and equipment delivery service.  Under the agreement, the Company will raise $2 million for the purposes of establishing the new corporation and registering the shares with FINRA.  The Company will then transfer all related resources to the new corporation after its establishment.  C&D will provide use of its patents, licenses, trademarks and registered service marks to the Company, as well as its products, marketing support, and technical support.  Once the new corporation has been established, all of the patents, licenses, trademarks, and registered service marks will be transferred to the new corporation.

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

Results of Operations

For the three months ended March 31, 2015, we earned net revenues of $245,775.  Our cost of sales was $51,319, resulting in a gross profit of $194,456.  We had depreciation and amortization expenses of $1,511 and selling and administrative expenses of $91,019.  We had net interest expenses of $1,707, a loss due to foreign exchange transactions of $2,118.  As a result, we had net income of $98,101.  We had a foreign currency translation adjustment of $7,469.  As a result, we had comprehensive income of $105,570 for the three months ended March 31, 2015.

Comparatively, for the three months ended March 31, 2014, we earned net revenues of $186,832.  Our cost of sales was $124,628, resulting in a gross profit of $62,204.  We had depreciation and amortization expenses of $1,556, paid consulting fees of $435,736, and had selling and administrative expenses of $516,299.  We paid net interest expenses of $1,957.  We had a loss from foreign exchange transactions of $9,026 and net other losses of $1,791.  As a result, we had net loss of $904,161.  We had a loss of $241 due to foreign currency translation adjustment, resulting in comprehensive loss of $904,402 for the three months ended March 31, 2014.

The increase in comprehensive income of $1,009,972 between the three months ended March 31, 2015 compared to the same period ended March 31, 2014 was the result of severely decreased operating expenses.  Our net revenues increased by $58,943, or 24%, and our cost of sales was reduced by $73,309, or58.8%.  Our operating expenses decreased by $861,061 as a result of decreased selling and administrative expenses and due to us not paying any consulting fees during the three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2015, we had net income of $98,101.  We had the following adjustments to reconcile net loss to net cash used in operating activities: $1,511 for depreciation and amortization and $56 due to severance benefits.  We had the following changes in assets and liabilities: a $64,935 increase in accounts receivable, a $1,513 decrease in inventory, a $23,832 decrease due to prepaid expenses and other assets, a $50,753 decrease due to accounts payable, a $113,777 increase due to advance payments on contracts, and a $9,485 decrease due to other current liabilities.  As a result, we had net cash provided by operating activities of $132,587 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, we had net losses of $904,161.  We had the following adjustments to reconcile net loss to net cash used in operating activities: $1,556 due to depreciation and amortization, $880,000 due to stock-based compensation, and $2,994 due to severance benefits.  We had the following changes in assets and liabilities, net of the effect of acquisitions: a $186,820 increase due to accounts receivable, a $366,614 increase due to prepaid expenses and other assets, a $298,370 increase due to accounts payable, a $190,527 increase due to advance payments on contracts, and a $7,232 increase due to other current liabilities.  As a result, we had net cash used in operating activities of $76,916 for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, we did not pursue any investing activities.

For the three months ended March 31, 2015, we spent $160,000 on the repayment of short-term borrowings.  We received $15,554 from borrowing from related parties.  As a result, we had net cash used in financing activities of $144,446 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, we did not pursue any financing activities.

We had cash or cash equivalents of $208,675 and $213,247 on hand at March 31, 2015 and at December 31, 2014, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2015, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Date: May 15, 2015	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: May 15, 2015	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)