Form 10-Q
period 2015-06-30
RadTek, Inc
filed 2015-08-19
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2015 – 121,336,800 shares of common stock.

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

RADTEK CO., LTD.

Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30, 2015	2014
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$43,140	$213,247
Accounts receivable, net	56,945	6,295
Loan Receivable	347,137	-
Prepaid expenses and other assets	1,148,964	899,729
Inventories	-	1,513
Total Current assets	1,596,186	1,120,784

Investment	8,127	8,311
Property and equipment, net	-	-
Intangible assets	83,410	88,325
Security deposits	29,357	27,293
	120,894	123,929
Total assets	$1,717,080	$1,244,713

Liabilities and equity
Current liabilities:
Accounts and other payable	$327,934	$355,910
Short-term borrowings	133,440	136,463
Loan from related party	-	160,000
Advances from related party	800,617	440,817
Advance payments on contracts	1,307,220	1,025,051
Other current liabilities	17,553	3,394
	2,586,764	2,121,635
Non-current liabilities:
Accrued severance benefits, net	38,694	32,683
	38,694	32,683
Total liabilities	2,625,458	2,154,318

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,336,800 and 121,336,800 shares
as of June 30, 2015 and December 31, 2014, respectively	176,712	176,712
Additional paid-in capital	1,638,511	1,638,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	36,246	7,408
Accumulated deficits	(2,384,794)	(2,357,183)

Total equity	(908,378)	(909,605)

Total liabilities and equity	$1,717,080	$1,244,713

The accompanying notes are an integral part of these financial statements.

 RADTEK CO., LTD.

Consolidated Statement of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

		Three Months Ended		Six Months Ended

		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues		$49,666	$54,534	$295,441	$241,366

Cost of sales		44,308	41,389	95,627	166,017

Gross profit		5,358	13,145	199,814	75,349

Operating expenses :
Depreciation and Amortization		1,515	1,615	3,026	3,171
Consulting fees		0	0	0	435,736
Selling and administrative expenses		120,721	77,992	211,740	594,291

Total Operating expenses		122,236	79,607	214,766	1,033,198

Gain(Loss) from operations		(116,878)	(66,462)	(14,952)	(957,849)

Other income(expenses) :
Interest expense, net		43	(1,384)	(1,664)	(3,341)
Foreign exchange transaction gain (loss)		(13,113)	24,601	(10,995)	15,575
other income, net		0	(2,603)	0	(4,394)
		(13,070)	20,614	(12,659)	7,840
Income for the year before tax		(129,948)	(45,848)	(27,611)	(950,009)
Provision for income tax		-	-	0	-
Net income		(129,948)	(45,848)	(27,611)	(950,009)

Other Comprehensive income (loss)
Foreign currency translation adjustments		21,369	(39,307)	28,838	(39,548)

Comprehensive income (loss)		$(108,579)	$(85,155)	$1,227	$(989,557)

Earnings per share:
-	Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
-	Weighted Average Outstanding Shares	121,336,800	121,336,800	121,336,800	92,365,805

  The accompanying notes are an integral part of these financial statements.

RADTEK CO., LTD.

Consolidated Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$(27,611)	$(950,009)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	3,026	3,171
- Severance benefits	6,011	2,994
- Stock based compensation	0	871,472
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	(50,650)	(48,653)
- Inventory	1,513	0
- Prepaid expenses and other assets	(249,235)	(787,773)
- Accounts payable and other payable	(27,976)	126,325
- Advance payments on contracts	282,169	1,350,329
- Accrued liabilities and other liabilities	14,159	13,204
Net cash provided by (used in) operating activities	(48,594)	581,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(347,137)	-
Net cash used in investing activities	(347,137)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
- Proceeds from short-term borrowings	-	-
- Loan from related party	(160,000)	65,000
- Advances from related parties	359,800	61,435
Net cash provided by financing activities	199,800	126,435

Net decrease in cash and cash equivalent	(195,931)	707,495
Effect of exchange rate changes	25,824	(33,997)
Cash and cash equivalent at beginning of year	213,247	106,908

Cash and cash equivalent at end of year	$43,140	$780,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	3,024	3,341

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

June 30, 2015 (Unaudited)

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

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $375,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of December 31, 2013.

On November 26, 2013, the Company entered into a definitive agreement with RadTek, Co. Ltd.’s shareholders.   Pursuant to the agreement, the Company purchased all of the outstanding securities of the RadTek, Co. Ltd. (1,900,000) in exchange for 1,900,000 common shares of the Company.  RadTek Co. Ltd. shall be a wholly owned subsidiary of the Company. RadTek, Co. Ltd. is treated as the “accounting acquirer” in the accompanying financial statements. In the transaction, the Company issued 1,900,000 common shares to the shareholders of RadTek, Co. Ltd.; such shares represented, immediately following the transaction, 94% of the outstanding shares of the Company (excluding treasury stock of 55,375,000 shares).  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,385 thousand and a working capital deficit of approximately $991 thousand at June 30, 2015.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 3 Loan receivable

The Company loaned $347,137 to C&D Corporation Co., Ltd.(See Note 9)  $240,631 is due on July 28, 2015. The interest is 6% per annum. The company accrued interest of $1,889 as of June 30, 2015. $106,506 is on demand and without interest.

Note 4 – Intangibles

The Company’s intangible assets are composed of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Patents	$ 12,734	$ 13,023
Technical rights	106,629	109,044
	119,363	122,067
Accumulated amortization	(35,953)	(33,742)

Intangible assets, net	$ 83,410	$ 88,325

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of June 30, 2015.

Amortization expenses for the six months ended June 30, 2015 and the years ended December 31, 2014 were $3,026and $6,316, respectively.

Note 5 – Short-term Borrowings

Short term borrowings consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Note payable to a bank at interest rate of 4.39%. The line matures in November 2015.	$ 133,440	$ 136,463
Total short-term borrowings	$ 133,440	$ 136,463

Note 6– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of June 30, 2015 and December 31, 2014 were $800,617 and $440,817 respectively.

Note 7 – Loan agreement

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

Note 8 – Common stock

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

Note 9 – Significant contracts

The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KIOST on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation is scheduled in July 2015.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation of all two items are scheduled in July, 2015.

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

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of 165,750,000KRW ($150,818) for the six months ended June 30, 2015.

The contract was made on March 16, 2015. The Company and KTExpress Co. LTD (hereafter KTExpress) has come to a contract for delivery of Industrial Network System Integration for Freights (hereafter the “Project”). The total contract amount is approximately 500,000,000KRW ($458,000). The company and KT Express set the Project in 3 steps. 1st step is designing and customizing of the network system, control program, and processor. 2nd step is manufacturing of control program. The last step is installation and delivery of the network devices and the program. The installation is scheduled in September 30, 2015.

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

Vietnam Multimedia Corporation (VTC), RadTek co., Ltd. and Giltz Capital Finance AG Group has made Memorandum of Agreement on May 27, 2015. The parties have agreed on supplying IPTV service and set-top boxes in Vietnam. In order to perform the business, the parties will establish a Joint Venture Company (JVC) in Vietnam and they will make 50 million USD investment on the business.

On April 6, 2015, RadTek Co., Ltd. has signed a Memorandum of Agreement (MOA) with C&D Corporation Co., Ltd. in purpose of a business which is supplying IPTV platform installation and devices to domestic and international customers. RadTek’s duty in the contract is to promote investment for the fund problems of the business while C&D supplies required devices and service by providing IPTV related technical licenses and exclusivities. RadTek has loaned to Daeyoung Lim who is CEO of C&D and the loan is limited to use only for the company normalization.

Note 10 – Investment Agreement and Marketing Agreement

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

Note 11 – Subsequent Event

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

Results of Operations

For the three months ended June 30, 2015, we earned net revenues of $49,666.  Our cost of sales was $44,308, resulting in a gross profit of $5,358.  We incurred depreciation and amortization expenses of $1,515 and incurred selling and administrative expenses of $120,721.  We recorded a gain in interest expense net of $43 and incurred a loss due to foreign exchange transaction of $13,113.  As a result, we recorded net loss of $129,948.  We had foreign currency translation adjustments of $21,369 resulting in our comprehensive loss of $108,579 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we earned net revenues of $54,534.  Our cost of sales was $41,389, resulting in a gross profit of $13,145.  We incurred depreciation and amortization expenses of $1,615 and incurred selling and administrative expenses of $77,992.  We incurred a loss of $1,384 due to interest expenses, recorded a foreign exchange transaction gain of $24,601, and incurred a loss of $2,603 due to other expenses.  As a result, we recorded net loss of $45,848.  We had a negative foreign currency translation adjustment of $39,307, resulting in a comprehensive loss of $85,155 for the three months ended June 30, 2014.

The increase in net loss of $84,100 between the three months ended June 30, 2015 compared to the same period ended June 30, 2014 was the result of decreased revenues, increased cost of sales, and increased selling and administrative expenses for the three months ended June 30, 2015.  Our net revenues decreased by $4,868, or 8.9%, and our cost of sales increased by $2,919, or 7.1%.  Our operating expenses increased by $42,629 as a result of increased selling and administrative expenses.  We also had a foreign exchange transaction loss of $37,714 between the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

For the six months ended June 30, 2015, we recorded net revenues of $295,441.  Our cost of sales was $95,627, resulting in a gross profit of $199,814.  We incurred depreciation and amortization expenses of $3,026 and incurred selling and administrative expenses of $211,740.  We incurred a loss of $1,664 due to interest expenses, and incurred a loss of $10,995 due to foreign exchange transactions.  As a result, we recorded a net loss of $27,611.  We had a positive foreign currency translation adjustment of $28,838, resulting in comprehensive income of $1,227 for the six months ended June 30, 2015.

Comparatively, for the six months ended June 30, 2014, we recorded net revenues of $241,366.  Our cost of sales was $166,017, resulting in a gross profit of $75,349.  We incurred depreciation and amortization expenses of $3,171, paid consulting fees of $435,736, and incurred selling and administrative expenses of $594,291.  We incurred a loss of $3,341 due to interest expenses, recorded a gain of $15,575 due to foreign exchange transactions, and incurred a loss of $4,394 due to other expenses.  As a result, we recorded net loss of $950,009.  We had a negative foreign currency translation adjustment of $39,548, resulting in comprehensive loss of $989,557 for the six months ended June 30, 2014.

The increase in net income of $922,398 between the six months ended June 30, 2015 compared to the same period ended June 30, 2014 was the result of severely decreased operating expenses and decreased cost of sales.  Our net revenues increased by $54,075, or 22.4%, and our cost of sales decreased by $70,390, or 42.4%.  Our operating expenses decreased by $942,897 as a result of decreased selling and administrative expenses and due to us not paying any consulting fees during the six months ended June 30, 2015.

Liquidity and Capital Resources

For the six months ended June 30, 2015, we had loans receivable of $347,137, resulting in net cash used in investing activities of $347,137 for the period.

We did not pursue any investing activities during the six months ended June 30, 2014.

For the six months ended June 30, 2015, we repaid $160,000 for a loan from a related party and received $359,800 as an advance from related parties.  As a result, we had net cash provided by financing activities of $199,800 for the period.

For the six months ended June 30, 2014, we received $65,000 as a loan from a related party and received $61,435 as an advance from related parties.  As a result, we had net cash provided by financing activities of $126,435 for the period.

We had cash or cash equivalents of $43,140 and $213,247 on hand at June 30, 2015 and at December 31, 2014, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2015, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Date: August 19, 2015	RadTek, Inc.
	By	/s/ KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: August 19, 2015	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)