Form 10-Q
period 2015-09-30
RadTek, Inc
filed 2015-11-23
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 16, 2015 – 121,507,050 shares of common stock.

RadTek, Inc.

FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements (Unaudited)	4
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure
About Market Risk	14
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and	16
Use of Proceeds
Item 3. Defaults upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of  RadTek, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”RDTK,” "our," "us,” the "Company," refers to RadTek, Inc.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

RADTEK INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

CONTENTS

RadTek, Inc.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(US dollar in units)
	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 196,519	$ 213,247
Accounts receivable, net	46,772	6,295
Notes Receivable	518,736	-
Prepaid expenses and other assets	1,148,503	899,729
Inventories	-	1,513
Total Current assets	1,910,530	1,120,784
Investment	7,648	8,311
Property and equipment, net	-	-
Intangible assets	77,102	88,325
Security deposits	28,673	27,293
	113,423	123,929
Total assets	$ 2,023,953	$ 1,244,713
Liabilities and equity
Current liabilities:
Accounts and other payable	$ 336,629	$ 355,910
Short-term borrowings	318,125	136,463
Loan from related party	100,000	160,000
Advances from related party	858,244	440,817
Advance payments on contracts	1,307,939	1,025,051
Other current liabilities	1,765	3,394
	2,922,702	2,121,635
Non-current liabilities:
Accrued severance benefits, net	35,210	32,683
	35,210	32,683
Total liabilities	2,957,912	2,154,318
Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value Issued and outstanding shares: 0	-	-
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,336,800 shares	176,882	176,712
Additional paid-in capital	1,651,700	1,638,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	114,776	7,408
Accumulated deficits	(2,502,264)	(2,357,183)
Total equity	(933,959)	(909,605)
Total liabilities and equity	$ 2,023,953	$ 1,244,713

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
for three months and nine months ended September 30, 2015 and 2014

				(US dollar in units)
	Three Months Ended		Nine Months Ended

	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues	$ 35,142	$ 866,373	$ 330,583	$ 1,107,739

Cost of sales	29,230	762,037	124,857	928,054

Gross profit	5,912	104,336	205,726	179,685

Operating expenses :
Depreciation and Amortization	1,419	1,618	4,445	4,789
Consulting fees	-	-	-	435,736
Selling and administrative expenses	93,400	125,889	305,140	1,244,406
Bad debt	-	524,226	-	-
Total Operating expenses	94,819	651,733	309,585	1,684,931
Gain(Loss) from operations	(88,907)	(547,397)	(103,859)	(1,505,246)
Other income(expenses) :
Interest expense, net	1,329	(1,592)	(335)	(4,933)
Foreign exchange transaction gain (loss)	(29,892)	(989)	(40,887)	14,586
other income, net	-	4,395	-	1
	(28,563)	1,814	(41,222)	9,654
Income for the year before tax	(117,470)	(545,583)	(145,081)	(1,495,592)
Provision for income tax	-	-	-	-
Net income	(117,470)	(545,583)	(145,081)	(1,495,592)
Other Comprehensive income (loss)
Foreign currency translation adjustments	78,530	53,554	107,368	14,006
Comprehensive income (loss)	$ (38,940)	$ (492,029)	$ (37,713)	$ (1,481,586)
Earnings per share:
Basic and diluted earnings per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted Average Outstanding Shares	121,475,892	121,336,800	121,383,674	101,554,093

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For Nine Months Ended September 30, 2015 and 2014
(US dollar in units)

	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$ (145,081)	$ (1,495,592)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	4,445	4,789
- Severance benefits	2,527	6,004
- Stock based compensation	-	871,472
- Bad debt		524,226
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	(40,477)	(42,306)
- Inventory	1,513	-
- Prepaid expenses and other assets	(248,774)	(873,344)
- Accounts payable and other payable	(19,281)	146,637
- Advance payments on contracts	282,888	513,161
- Accrued liabilities and other liabilities	(1,629)	(89,315)
Net cash provided by (used in) operating activities	(163,869)	(434,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(518,736)	-
Security deposits	(1,380)	-
Net cash used in financing activities	(520,116)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
- Proceeds from stock issuance	13,359
- Proceeds from short-term borrowings	181,662	-
- Loan from related party	(60,000)	160,000
- Advances from related parties	417,427	184,807
Net cash provided by financing activities	552,448	344,807
Net decrease in cash and cash equivalent	(131,537)	(89,461)
Effect of exchange rate changes	114,809	16,834
Cash and cash equivalent at beginning of year	213,247	106,908
Cash and cash equivalent at end of year	$ 196,519	$ 34,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 335	$ 4,933
Cash paid income tax	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

September 30, 2015 (Unaudited)

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $2,499 thousand and a working capital deficit of approximately $1,009 thousand at September 30, 2015.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 3 – Notes receivable

The Company loaned $292,700 (KRW 349,626,745) to C&D Corporation Co., Ltd. (See Note 9). It is on demand without interest. The Company loaned $226,036. It is initially due on July 28, 2015. The due date has been extended to July 28, 2016. The interest is 6% per annum. The company accrued interest of $5,157 as of September 30, 2015.

Note 4 – Intangibles

The Company’s intangible assets are composed of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Patents	$ 10,309	$ 13,023
Technical rights	102,019	109,044
	112,328	122,067
Accumulated amortization	(35,226)	(33,742)
Intangible assets, net	$ 77,102	$ 88,325

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of September 30, 2015.

Amortization expenses for the nine months ended September 30, 2015 and the year ended December 31, 2014 were $4,445 and $6,316, respectively.

Note 5 – Short-term Borrowings

Short term borrowings consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Note payable to a bank at interest rate of 4.39%. The line matures in November 2015.(KRW150,000,000)	$ 125,576	$ 136,463
Notes payable to individuals at interest rate of 0% to 7%. The maturity is August 10, 2016 (KRW230,000,000)	$ 192,549	$ -
Total short-term borrowings	$ 318,125	$ 136,463

Note 6 – Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of September 30, 2015 and December 31, 2014 were $858,244 and $440,817 respectively.

Note 7 – Loan from related party

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

The Company entered loan agreement of $380,000 with ADQD Inc. on August 12, 2015. The interest was 0% and it was fully repaid to the Company on August 31, 2015. As of September 1, 2015, the Company borrowed $100,000 from ADQD Inc. The interest is 0% per annum and repayment date is September 2, 2016.

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

On July 7 and August 21, 2015, the Company issued 129,250 and 41,000 common shares at $0.1931 and $0.1805 respectively to Dutchess Opportunity Fund referred to the investment agreement made on April 22, 2014. The Company paid stock issuance cost of $17,000 and $2,000, respectively and deducted from additional paid in capital. (See Note 10)

Note 9 – Significant contracts

The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KIOST on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation is scheduled in January 2016.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation schedule of all two items has been postponed until due of KRISO’s construction, and it is expected in January, 2016.

The Company received $1,304 thousand and paid $1,132 thousand regarding KRISO project and recorded those amounts as other current asset and advance payments on contracts as of September 30, 2015

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is KRW 762,685,000  ($672,000). The Company recognized revenue of KRW201,500,000 ($179,523) for the nine months ended September 30, 2015.

The contract was made on March 16, 2015. The Company and KTExpress Co. LTD (hereafter KTExpress) has come to a contract for delivery of Industrial Network System Integration for Freights (hereafter the “Project”). The total contract amount is approximately KRW500,000,000 ($458,000). The company and KT Express set the Project in 3 steps. 1st step is designing and customizing of the network system, control program, and processor. 2nd step is manufacturing of control program. The last step is installation and delivery of the network devices and the program. The installation is scheduled in December 28, 2015.

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

Vietnam Multimedia Corporation (VTC), RadTek co., Ltd. and Giltz Capital Finance AG Group has made Memorandum of Agreement on May 27, 2015. The parties have agreed on supplying IPTV service and set-top boxes in Vietnam. In order to perform the business, the parties will establish a Joint Venture Company (JVC) in Vietnam and they will make 50 million USD investment in the business.

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

Under this investment agreement, the Company issued 129,250 and 41,000 common shares at $0.1931 and $0.1805, respectively, On July 7 and August 21, 2015

Note 11 – Subsequent Event

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

Results of Operations

For the three months ended September 30, 2015, we earned net revenues of $35,142.  Our cost of sales was $29,230, resulting in a gross profit of $5,912.  We incurred depreciation and amortization expenses of $1,419 and incurred selling and administrative expenses of $93,400.  We recorded a gain in interest expense net of $1,329 and incurred a loss due to foreign exchange transaction of $29,892.  As a result, we recorded net loss of $117,470.  We had foreign currency translation adjustments of $78,530 resulting in our comprehensive loss of $38,940 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we earned net revenues of $866,373.  Our cost of sales was $762,037, resulting in a gross profit of $104,336.  We incurred depreciation and amortization expenses of $1,618, incurred selling and administrative expenses of $125,889 and incurred bad debt expenses of $524,226.  We incurred an interest expenses net of 1,592, recorded a foreign exchange transaction loss of $989, and incurred other income net of $4,395.  As a result, we recorded net loss of $545,583.  We had a positive foreign currency translation adjustment of $53,554, resulting in a comprehensive loss of $492,029 for the three months ended September 30, 2014.

The decrease in net loss of $428,113 between the three months ended September 30, 2015 compared to the same period ended September 30, 2014 was the result of decreased revenues, increased cost of sales, and increased selling and administrative expenses for the three months ended September 30, 2015.  Our net revenues decreased by $831,231, or 96%, and our cost of sales decreased by $732,807, or 96%.  Our operating expenses decreased by $556,914 as a result of decreased selling and administrative expenses.  We also had a foreign exchange transaction loss of $29,892 between the three months ended September 30, 2015 compared to a loss of $989 for the three months ended September 30, 2014.

Result of Operations for the Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

For the nine months ended September 30, 2015, we recorded net revenues of $330,583.  Our cost of sales was $124,857, resulting in a gross profit of $205,726.  We incurred depreciation and amortization expenses of $4,445 and incurred selling and administrative expenses of $305,140.  We incurred a loss of $335 due to interest expenses, and incurred a loss of $40,887 due to foreign exchange transactions.  As a result, we recorded a net loss of $145,081.  We had a positive foreign currency translation adjustment of $107,368, resulting in comprehensive income of $37,713 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we recorded net revenues of $1,107,739.  Our cost of sales was $928,054, resulting in a gross profit of $179,685.  We incurred depreciation and amortization expenses of $4,789, paid consulting fees of $435,736, and incurred selling and administrative expenses of $1,244,406.  We incurred a loss of $4,933 due to interest expenses, and recorded a gain of $14,586 due to foreign exchange transactions.  As a result, we recorded net loss of $1,495,592.  We had a positive foreign currency translation adjustment of $14,006, resulting in comprehensive loss of $1,481,586 for the nine months ended September 30, 2014.

The decrease in net loss of $1,378,122 between the nine months ended September 30, 2015 compared to the same period ended September 30, 2014 was the result of severely decreased operating expenses, decreased revenues and decreased cost of sales.  Our net revenues decreased by $777,156, or 70%, and our cost of sales decreased by $803,197, or 87%.  Our operating expenses decreased by $1,375,346 or 82% as a result of decreased sales, and administrative expenses and due to us not paying any consulting fees during the nine months ended September 30, 2015.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, we had net loss of $145,081.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $4,445 for depreciation and amortization, and $2,527 for severance benefits.  We had the following changes in assets and liabilities: increases of $40,477 in accounts receivable, $248,774 in the prepaid expenses and other assets, a decrease of $19,281 in accounts payable and other payables and an increase of $282,888 in the advance receipts on contracts.  We had decreases of $1,629 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $163,869 for the nine months ended September 30, 2015.

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

For the nine months ended September 30, 2015, we had loans receivable of $518,736 and a security deposit of 1,380, resulting in net cash used in investing activities of $520,116 for the period.

We did not pursue any investing activities during the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we issued common stock for $13,359, repaid $60,000 for a loan from a related party, received $417,427 as an advance from related parties, and received $181,662 proceeds from short-term borrowings.  As a result, we had net cash provided by financing activities of $552,448 for the period.

For the nine months ended September 30, 2014, we received $160,000 as a loan from a related party and received $184,807 as an advance from related parties.  As a result, we had net cash provided by financing activities of $344,807 for the period.

We had cash or cash equivalents of $196,519 and $213,247 on hand at September 30, 2015 and at December 31, 2014, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30,2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbanes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2015, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not Applicable

Item 5.   Other Information

The Company entered loan agreement of $380,000 with ADQD Inc. on August 12, 2015. The interest was 0% and it was fully repaid to the Company on August 31, 2015. As of September 1, 2015, the Company borrowed $100,000 from ADQD Inc. The interest is 0% per annum and repayment date is September 2, 2016.

Item 6.   Exhibits

Exhibit 10.1* – Loan Agreement by and between the Company and ADQD, Inc., dated August 12, 2015

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

Date: November 23, 2015	RadTek, Inc.
By
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: November 23, 2015	RadTek, Inc.
By
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)