Form 10-Q/A
period 2015-09-30
RadTek, Inc
filed 2015-11-30
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

-----------------------------------

EXPLANATORY NOTE

-----------------------------------

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of RadTek, Inc. (the "Company") for the quarter ended September 30, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 23, 2015, (the "Original Filing"), is being filed solely to update the XBRL Exhibits.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

Item 6.   Exhibits

Exhibit 10.1* – Loan Agreement by and between the Company and ADQD, Inc., dated August 12, 2015

Exhibit 31** - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32** - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***   XBRL Instance Document

101.SCH***   XBRL Taxonomy Extension Schema Document

101.CAL***   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***   XBRL Taxonomy Extension Label Linkbase Document

101.PRE***   XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with the SEC on November 23, 2015 as part of our Quarterly Report on Form 10Q.

** Filed herewith.

***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

RadTek, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: November 30, 2015	RadTek, Inc.
	By	/s/ Dr. Kwanghyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: November 30, 2015	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)

4