Form 10-K
period 2015-12-31
RadTek, Inc
filed 2016-04-27
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2015

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

RADTEK, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54152	27-2039490
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

9900 Corporate Campus Drive, Suite 3000

Louisville, KY 40223

Telephone (502) 657-6005

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Yes[   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $10,118,708.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's class of common stock, as of March 29, 2016 was 121,507,050 shares of its $.001 par value common stock.

Documents incorporated by reference:  None

RADTEK, INC.

TABLE OF CONTENTS

Part I

        Page  No.

Item 1.

Business

5

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Mine Safety Disclosures

11

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.

Selected Financial Data

4

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 8.

Financial Statements and Supplementary Data

17

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

8

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Part III

Item 10.

Directors and Executive Officers

21

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

26

Item 13.

Certain Relationships and Related Transactions

27

Item 14.

Principal Accounting Fees and Services

27

Part IV

Item 15.

Exhibits

28

Signatures

30

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “RDTK”, “RadTek,” “we”, “us” and “our” are references to RadTek, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

Operations

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

•

The Food Inspection System will be sold to producers and distributors of agricultural, marine and livestock products.

•

The Portable X-ray Scan System will be sold to security companies, non-destruction test companies, government institutions and veterinary hospitals.

•

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

Employees

The registrant currently employs six full time employees and four part-time employees.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.  We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated minimal revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

We May Continue To Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able To Continue Our Business.

Since our formation, we have generated minimal revenues from operations, and have incurred expenses and losses.  In addition, we expect to continue to incur operating losses for the foreseeable future.  As a result, we will need to generate sufficient revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant.  Results of operations will depend upon numerous factors.  Some of these factors, such as market acceptance of our product and competition, are beyond our control.

The Company Is Subject To The Risks Inherent In The Creation Of A New Business.

The Company is subject to substantially all the risks inherent in the creation of a new business.  The implementation of our business strategy is still in the development stage.  Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all.  Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

We May Be Subject To Government Laws And Regulations Particular To Our Operations With Which We May Be Unable To Comply.

We may not be able to comply with all current and future government regulations which are applicable to our business.  Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts.  Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.  Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Sale and Export and Import of Products To/From a Foreign Country Has Operational Risks That May Not Be Adequately Covered by Insurance.

We can give no assurance that we will be adequately insured against all risks or that any policies we own at the time a loss occurs will adequately cover any losses.  Furthermore, in the future we may not be able to obtain adequate insurance coverage at reasonable rates.  We may also be subject to claims by customers involving disputes or situations that are beyond our control including but not necessarily limited to, manufacturing defects, delivery delays or failures, or unauthorized disclosures of our customers’ personal information by third parties.  There is also, because of our planned business model as an internet based retailer, the possibility of fraudulent claims or other illicit activities involving our transactions.  Any of these potentialities may give rise to a loss to our Company for which we are not insured, or not adequately insured.

We have issued common shares under the 2014 Stock Option Plan in the past.  If we continue to grant employees share options or other share-based compensation in the future, our net income per share could be negatively affected.

If we are forced to pay employees or business cooperators with stock, or stock options for services already performed, we may substantially reduce the value of each share.

Our chief executive officer controls the registrant, which could result in a lack of independence needed on certain issues and decisions, which could impact shareholders.

Our chief executive officer, Dr. Kim currently owns approximately 58% of the outstanding common stock, remaining in control of the registrant.  He will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit your ability to change the registrant's operations.  Accordingly, our shareholders will not have sufficient votes to cause the removal of Dr. Kim in his function as officer and director.

As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. There can be no assurance that Dr. Kim will be completely independent in the decisions he makes as our principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

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

Our main operations are in the Republic of Korea (South Korea).  As a result, we may lose money based on the conversion between U.S. dollars and South Korean wons.

In recent years, the currency of the Republic of Korea has been considered to be stable. South Korean Wons, have fluctuated against the U.S. Dollar in the past.  In the future due to the uncertainty of the exchange rate fluctuation and the fact that our potential revenue will be generated from the South Korean Won, any depreciation against U.S. dollars will hurt our revenues and profits in the future.

Our revenues are currently dependent on several major, established clients.  Should we lose the business of any of these clients, our revenues may be greatly affected.

We have currently sold and installed 30 food inspection system units with 18 different clients in South Korea and Malaysia.  Should we lose any of these clients, we will lose a substantial amount of our revenues.  While we are constantly seeking out new clients, there is no guarantee that we will be able to contract with any new clients to make up for any loses caused by losing any of our current clients.

Most of the registrant’s operations are carried out in the Republic of Korea.  As a result, our operations are subject to various political, economic, and other risks and uncertainties.

Our main operations are in the Republic of Korea.  Our operations are subject to various political, economic, and other risks and uncertainties inherent to the country.  Among other risks, the registrant’s operations are subject to the risks of political conditions and governmental regulations.  If there are any changes to government regulations that affect our ability to operate, we may face significant losses.

We do not have sufficient accounting staff with knowledge or expertise in U.S. GAAP.  As a result, we may conclude that our internal control over financial reporting is not effective.

Although our officers have gained experience in preparing our financials using the U.S. GAAP procedures during our SEC registration statement and other filing preparations, they have no formal training in financial accounting and the disclosures of a public company.  As a result, we are reliant upon outside review to ensure that our financial reporting meets all applicable standards.  Since our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting in accordance with the accounting principles generally accepted in the United States of America, we may have to conclude that our internal control is not effective due to management’s lack of knowledge.

Any Failure To Maintain Adequate Insurance Coverage Could Subject Us To Significant Losses Of Income.

We do not currently carry any liability, business interruption or other insurance, and therefore, we have no protection against any general, commercial and/or liability claims or any other losses that may negatively impact our ability to generate revenues in the future.  Any claims against us or uninsured losses by us will likely have a material adverse effect on our financial condition.  There can be no assurance that we will be able to obtain insurance on reasonable terms, or at all, at any time in the future.

The Company’s Ability To Expand Its Operations Will Depend Upon The Company’s Ability To Raise Additional Financing As Well As To Generate Income.

Developing our business will require additional capital in the future.  To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing.  Third-party financing may not, however, be available on terms favorable to us, or at all.  Our ability to obtain additional third party funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt or conduct additional offerings of our equity or debt securities.  These factors may make the timing, amount, terms and conditions of additional financings unattractive.  Our inability to raise capital could impede our growth.

Investors May Lose Their Entire Investment If RadTek, Inc., Fails To Implement Its Business Plan.

The Company expects to face substantial risks, uncertainties, expenses and difficulties because it is a development stage company.  RadTek, was formed in Nevada on December 18, 2009.  RadTek’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  The Company cannot guarantee that it will be successful in implementing and carrying out its business plan and accomplishing its objectives.

The Costs To Meet Our Reporting And Other Requirements As A Public Company Subject To The Exchange Act Of 1934 Will Be Substantial.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as such, we will incur ongoing expenses associated with professional fees for accounting, legal and other related expenses for periodic and annual reports, proxy statements and other reporting and disclosure requirements under the Exchange Act.  We estimate that these accounting, legal and other professional costs could be $15,000 or more per year for the next few years, and will be higher if our business volume and activity increases.

We May Have Difficulty Attracting And Retaining Management And Outside Independent Members to Our Board Of Directors.

Directors and officers of publicly reporting companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and officers are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors’ and officers’ liability insurance.  If we are unable to provide sufficient directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified officers and directors to manage the business and affairs of the Company.

We may lose potential independent board members and management candidates to other companies that have better directors’ and officers’ liability insurance to insure them from liability, or to companies that have greater revenues or have received greater funding to date, which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities, as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

If We Fail To Remain Current On Our Reporting Requirements It Will Limit The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

Companies trading on inter-dealer quotation systems must be reporting issuers under Section 12 or 15(d) of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on such systems.  If we fail to remain current on our reporting requirements, our stock may no longer be quoted on any quotation system.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock May Be Considered a “Penny Stock” And Be Subject To The “Penny Stock” Rules Of The Securities Exchange Commission.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The registrant’s executive offices, which consist of 1,000 square feet, are located at 9900 Corporate Campus Dr., Suite 3000, Louisville, KY 40223. We currently use office space shared with PEG Inc. and have not entered into a lease for this office at this time. The space provided has no monthly fees at this time.

The registrant also has offices in South Korea.  These offices consist of approximately 5,000 square feet.  They are located at 3F Taejoon B/D, 341-2 Jangdae-dong, Yuseong-gu Daejeon, Republic of Korea.  We pay a monthly lease fee of $1,000.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since April 13, 2011, trading under the symbol “UCHN.”  On April 10, 2013 our symbol was changed to “RDTK” to reflect our Company’s change of business. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the past two years based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

2014 FISCAL YEAR	High	Low
First Quarter	$0.10	$0.07
Second Quarter	$0.11	$0.09
Third Quarter	$0.11	$0.06
Fourth Quarter	$0.25	$0.10

2015 FISCAL Year	High	Low
First Quarter	$0.243	$0.188
Second Quarter	$0.206	$0.19
Third Quarter	$0.209	$0.08
Fourth Quarter	$0.175	$0.04

The stock transfer agent for our securities is Interwest Transfer Co., Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117.

Record Holders

As of December 31, 2015, there were 121,507,050 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 21 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 1,990,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and 10,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Equity Compensation Plans

On January 14, 2014, the Company registered on Form S-8, the 2014 Stock Awards Plan, under which the Company is authorized to issue up to twenty million (20,000,000, after stock split) shares of the Company’s common stock to the Company’s employees, executives and consultants.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities:

None.

Repurchase of Equity Securities:

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	December 31, 2015 $	December 31, 2014 $
Cash	78,301	213,247
Current Assets	1,350,634	1,120,784
Current Liabilities	3,033,523	2,121,635
Working Capital (Deficit)	(1,682,889)	(1,000,851)

Cash Flows

	December 31, 2015 $	December 31, 2014 $
Cash Flows from (used in) Operating Activities	(231,717)	(295,864)
Cash Flows from (used in) Investing Activities	(600,988)	-
Cash Flows from (used in) Financing Activities	587,307	351,519
Net Increase (decrease) in Cash During Period	(245,398)	55,655

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

Other than standard operations associated with business operations mentioned in subsequent events, during the next 12 months, one of our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate. With our business and industry in which our operations have commenced, and other potential acquisitions have not been identified and any prospective acquisition or business combination candidate as of the date of this Annual Report, it is impossible to predict the amount of any such costs or required advances. Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm's length transaction.

Result of Operations for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

For the year ended December 31, 2015, we recorded net revenues of $459,929.  Our cost of sales was $243,628, resulting in a gross profit of $216,301.  We incurred depreciation and amortization expenses of $5,879, bad debt of $600,988 and incurred selling and administrative expenses of $381,218.  We incurred a loss of $(14,222) due to interest expenses, incurred a loss of $(34,307) due to foreign exchange transactions, and incurred a loss on derivative liability of $1,747.  As a result, we recorded a net loss of $822,324.  We had a positive foreign currency translation adjustment of $105,517 and loss on investment of $7,795, resulting in a loss of comprehensive income of $724,602 for the year ended December 31, 2015.

Comparatively, for the year ended December 31, 2014, we recorded net revenues of $1,104,710.  Our cost of sales was $1,003,675, resulting in a gross profit of $101,035.  We incurred depreciation and amortization expenses of $6,316, bad debt of 610,115 and incurred selling and administrative expenses of $1,257,453.  We incurred a loss of $8,456 due to interest expenses, recorded a loss of $20,865 due to foreign exchange transactions and other income of $36,593.  As a result, we recorded net loss of $1,765,577.  We had a positive foreign currency translation adjustment of $54,872, resulting in comprehensive loss of $1,710,705 for the year ended December 31, 2014.

The decrease in net loss of $986,103 between the year ended December 31, 2015 compared to the same period ended December 31, 2014 was the result of severely decreased operating expenses, decreased revenues and decreased cost of sales.  Our net revenues decreased by $644,781, or 58%, and our cost of sales decreased by $760,047, or 76%.  Our operating expenses decreased by $885,799 or 47% as a result of decreased sales, and administrative expenses and due to us not paying any consulting fees during the year ended December 31, 2015.

Liquidity and Capital Resources

For the year ended December 31, 2015, we had net loss of $822,324.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $5,879 for depreciation and amortization, $600,988 for bad debt, $10,596 for severance benefits, $5,000 for a convertible note for services and a debt discount of $5,000.  We had the following changes in assets and liabilities of operating: increase of $122,046 in accounts receivable, increase of $1,337 in inventory, increase of $241,413 in the prepaid expenses and other assets, an increase of $43,818 in accounts payable and other payables and increase of $279,171 in the advance receipts on contracts.  We had increases of $2,950 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $(231,717) for the year ended December 31, 2015.

For the year ended December 31, 2014, we had net loss of $1,765,577.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $6,316 for depreciation and amortization, $7,518 for severance benefits, $880,000 for stock based compensation, and bad debt of $610,115.  We had the following changes in assets and liabilities of operating: decreases of $46,453 in accounts receivable, increase of $1,337 in inventory, increase of $949,382 in the prepaid expenses and other assets, increase of $198,354 in accounts payable and other payables and $761,490 in the advance receipts on contracts.  We had decreases of $(89,638) in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $(295,864) for the year ended December 31, 2014.

For the year ended December 31, 2015, we had loans receivable of $600,988, resulting in net cash used in investing activities of $600,988 for the period.

We did not pursue any investing activities during the year ended December 31, 2014.

For the year ended December 31, 2015, we issued common stock for $13,359, repaid $60,000 for a loan from a related party, received $454,711 as an advance from related parties, and received $179,237 proceeds from short-term borrowings.  As a result, we had net cash provided by financing activities of $587,307 for the period.

For the year ended December 31, 2014, we received $160,000 as a loan from a related party and received $191,519 as an advance from related parties.  As a result, we had net cash provided by financing activities of $351,519 for the period.

We had cash or cash equivalents of $78,301 and $213,247 on hand at December 31, 2015 and at December 31, 2014, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplemental Data

RADTEK, INC.

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

RadTek, Inc.

We have audited the accompanying consolidated balance sheets of RadTek, Inc. (the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of RadTek, Inc. as of December 31, 2015 and 2014, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corporation

April 27, 2016

San Diego, CA. 92111

RADTEK, INC. CONSOLIDATED BALANCE SHEETS as of December 31, 2015 and 2014
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$78,301	$213,247
Accounts receivable, net	128,341	6,295
Prepaid expenses and other assets	1,141,142	899,729
Inventories	2,850	1,513
Total Current assets	1,350,634	1,120,784

Investment	-	8,311
Property and equipment, net	-	-
Intangible assets	77,163	88,325
Security deposits	28,157	27,293
	105,320	123,929

Total assets	$1,455,954	$1,244,713

Liabilities and equity
Current liabilities:
Accounts and other payable	$399,728	$355,910
Short-term borrowings	315,700	136,463
Loan from related party	100,000	160,000
Advances from related party	895,528	440,817
Advance payments on contracts	1,304,222	1,025,051
Convertible Note	5,000	-
Derivative Liability	7,001	-
Other current liabilities	6,344	3,394
	3,033,523	2,121,635
Non-current liabilities:
Accrued severance benefits, net	43,279	32,683
	43,279	32,683

Total liabilities	3,076,802	2,154,318

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,336,800 shares
as of December 31, 2015 and 2014, respectively	176,882	176,712
Additional paid-in capital	1,651,700	1,638,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	105,130	7,408
Accumulated deficits	(3,179,507)	(2,357,183)
Total equity	(1,620,848)	(909,605)

Total liabilities and equity	$1,455,954	$1,244,713

The accompanying notes are an integral part of these financial statements.

RADTEK INC. CONSOLIDATED STATEMENTS OF OPERATION For the years ended December 31, 2015 and 2014
		(US dollar in units)
	December 31, 2015	December 31, 2014
Net revenues	$459,929	$1,104,710

Cost of sales	243,628	1,003,675

Gross profit	216,301	101,035

Operating expenses:
Depreciation and Amortization	5,879	6,316
Bad Debt	600,988	610,115
Selling and administrative expenses	381,218	1,257,453

Total Operating expenses	988,085	1,873,884

Gain(Loss) from operations	(771,784)	(1,772,849)

Other income(expenses):
Interest expense, net	(14,222)	(8,456)
Loss on investment valuation	-	-
Foreign exchange transaction gain (loss)	(34,307)	(20,865)
Derivative expense	(254)	0
Loss on derivative liability	(1,747)	0
Other income, net	(10)	36,593
	(50,540)	7,272
Income for the year before tax	(822,324)	(1,765,577)
Provision for income tax	-	-
Net income	(822,324)	(1,765,577)

Other Comprehensive income (loss)
Foreign currency translation adjustments	105,517	54,872
Gain (loss) on investment	(7,795)	3,513

Comprehensive income (loss)	$(724,602)	$(1,707,192)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	121,414,305	120,624,471

The accompanying notes are an integral part of these financial statements.

RADTEK, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
for the years ended December 31, 2015 and 2014
							(US dollar in units)

	Common	Common	Additional	Treasury	Accumulated	Accumulated	Total
	Stock	Stock	Paid-in	Stock	Other	Deficit
		Amounts	Capital		Comprehensive
					Loss

Balance, December 31, 2013	156,711,800	$156,712	$778,511	$(375,053)	$(50,977)	$(591,606)	$(82,413)

Stock issuance for services	20,000,000	20,000	860,000				880,000
Foreign currency translation adjustment					54,872		54,872
Gain on investment					3,513		3,513
Net loss						(1,765,577)	(1,765,577)
Balance, December 31, 2014	176,711,800	$176,712	$1,638,511	$(375,053)	$7,408	$(2,357,183)	$(909,605)

Stock issuance for cash	170,250	170	13,189				13,359
Foreign currency translation adjustment					105,517		105,517
Loss on investment					(7,795)		(7,795)
Net loss						(822,324)	(822,324)
Balance, December 31, 2015	176,882,050	$176,882	$1,651,700	$(375,053)	$105,130	$(3,179,507)	$(1,620,848)

The accompanying notes are an integral part of these financial statements.

RADTEK, INC. STATEMENTS OF CASH FLOWS For the years ended December 31, 2015 and 2014
(US dollar in units)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(822,324)	$(1,765,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,879	6,316
Severance benefits	10,596	7,518
Stock issuance for services	-	880,000
Convertible note for service	5,000	-
Debt discount	5,000	-
Derivative expense	254	-
Loss on derivative liability	1,747	-
Bad Debt	600,988	610,115
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(122,046)	46,453
Inventory	(1,337)	(1,513)
Prepaid expenses and other assets	(241,413)	(949,382)
Accounts and other payable	43,818	198,354
Advance payments on contracts	279,171	761,490
Other current liabilities	2,950	(89,638)
Net cash provided by (used in) operating activities	(231,717)	(295,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(600,988)	-
Acquisition on investment	-	-
Cash acquired from acquisition	-	-
Net cash used in investing activities	(600,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	13,359	-
Proceeds from short-term borrowings	179,237	-
Proceeds from loan from related party	(60,000)	160,000
Advance from related parties	454,711	191,519
Repayment of short-term borrowing	-	-
Net cash provided by financing activities	587,307	351,519

Net decrease in cash and cash equivalent	(245,398)	55,655
Effect of exchange rate changes	110,452	50,684
Cash and cash equivalent at beginning of year	213,247	106,908

Cash and cash equivalent at end of year	$78,301	$213,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,024	$8,456
Cash paid for taxes	$-	$-

Significant non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these financial statements.

RADTEK, INC.

(Formerly USChina Taiwan, Inc.)

Consolidated Notes to Financial Statements

December 31, 2015 and 2014

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

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $367,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of December 31, 2015 and 2014.

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

(b) Going Concern Considerations

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,180 thousand and a working capital deficit of approximately $1,683 thousand at December 31, 2015.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Intangible Assets Other Than Goodwill

The Company follows guidelines of FASB Accounting Standards Codification (“ASC”) Topic 350 “Intangibles Goodwill and Other” with regards to accounting and reporting of intangible assets other than goodwill. Intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity. Intangible assets that have finite lives are evaluated for impairment when events and circumstances warrant. Intangible assets that have indefinite lives are not amortized. They are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangibles asset with its carrying amount.

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

There were no potentially outstanding dilutive common shares for the periods ended December 31, 2015 and, 2014

Related Parties

The Company follows ASC Topic 850 “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Commitment and Contingencies

The Company follows subtopic ASC Topic 450 “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such an assessment inherently involves an exercise of judgment. As of December 31, 2015, management is not aware of any such contingencies that would have a material adverse effect on the Company’s financial position or results of operations.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

Two customers represented approximately 87% (66% and 21%) of total gross accounts receivable as of December 31, 2015.

Three customers in the year ended December 31, 2015 represented approximately 77% (14%, 19% and 44%) of total revenues for that period.  One customer in the year ended December 31, 2014 represented approximately 76% of total revenues for that period.

No other individual customer represented greater than 10% of total revenues in the years ended December 31, 2015 and 2014. No other individual customer balance represented more than 10% of the total gross accounts receivable at December 31, 2015

Reclassification

Certain account totals and other figures from prior year have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consist of the following as of December 31, 2015 and 2014:

	2015	2014
Raw materials	$ 2,850	$ 1,513
Finished goods	-	-
Total	$ 2,850	$ 1,513

Note 4 – Notes receivable

The Company loaned $292,700 (KRW 349,626,745) to C&D Corporation Co., Ltd. (See Note 9). It is on demand without interest. The Company loaned $226,036. It is initially due on July 28, 2015. The interest is 6% per annum. The company wrote off all outstanding balance as bad debt as of December 31, 2015.

Note 5 – Property and Equipment

The Company’s property and equipment consists of the following as of December 31, 2015 and 2014:

	2015	2014
Equipment and fixture	$ 78,705	$ 78,705
Automobile	23,675	23,675
	102,380	102,380
Accumulated depreciation	(102,380)	(102,380)

Net property and equipment	$ -	$ -

Depreciation expenses for the years ended December 31, 2015 and 2014 were $nil and $nil, respectively.

Note 6 – Investment

The Company invested W30,000,000 (about US$28,000) in KTEX Ltd. in 2012. The Company has ownership of 3% of KTEX. The company recorded gain of $3,513 as comprehensive income in 2014. The Company recognized loss on investment of $7,975 in 2015. As of December 31, 2015, book value of investment is zero.

Note 7 – Intangibles

The Company’s intangible assets are composed of the following as of December 31, 2015 and 2014:

	2015	2014
Patents	$ 12,213	$ 13,023
Technical rights	102,271	109,044
	114,484	122,067
Accumulated amortization	(37,321)	(33,742)

Intangible assets, net	$ 77,163	$ 88,325

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of December 31, 2015.

Amortization expenses for the years ended December 31, 2015 and 2014 were $5,879 and $6,316, respectively.

Note 8 – Short-term Borrowings

Short term borrowings consist of the following as of December 31, 2015 and 2014:

	2015	2014
Note payable to a bank at interest rate of 4.39%. The line matures in November 2016. (KRW 150,000,000)	$ 127,987	$ 136,463
Notes payable to individuals at interest rate of 0% to 7%. The maturity is August 10, 2016 (KRW220,000,000)	187,713	-
Total short-term borrowings	$ 315,700	$ 136,463

Note 9- Convertible Note

On July 27, 2015, the Company issued a $5,000 Convertible Note for services. The Convertible Not bears interest at 9% without a maturity date. The Noteholder shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the lowest trade reported in the 20 days prior to date of conversion. As at December 31, 2015, the Company has recorded interest of $198.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $5,254 resulted in a discount to the note payable of $5,000 and the remaining $254 was recognized as derivative expense.

Note 10 Derivative Liabilities

The embedded conversion option of the Company’s convertible debenture contains a conversion feature that qualifies for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

        For the year Ended

December 31, 2015

Balance at the beginning of period Fair value of new derivative liabilities (embedded conversion option)	$ – 5,254
Change in fair value of derivative	1,747
Balance at end of period	$ 7,001

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At Issuance	25.56%	0.15%	0%	0.50
At December 31, 2015	96.48%	0.14%	0%	0.07

Note 11– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of December 31, 2015 and 2014 were $895,528and $440,817 respectively.

Note 12 – Loan agreement

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

The Company entered loan agreement of $380,000 with ADQD Inc. on August 12, 2015. The interest was 0% and it was fully repaid to the Company on August 31, 2015. As of September 1, 2015, the Company borrowed $100,000 from ADQD Inc. The interest is 2.5% per annum and repayment date is September 2, 2016. As of December 31, 2015, accrued interest of $822 was recorded as other payable.

Note 13 – Income Tax

The Company has net operating losses carried forward of $3,171,648 (2013 - $2,357,183) available to offset taxable income in the future years which expire within 20 years (Korea 10 years).

The Company is subject to Korean Corporate Tax at approximate rate of 22% and to United States federal and state income taxes at approximate rate of 35%. The reconciliation of the provision for income taxes to the Company’s income tax expense as reported is as follows:

	December 31, 2015	December 31, 2014
Net income (loss) before income taxes per financial statements
Korea	$ (737,253)	$ (1,679,089)
United States	(73,871)	(86,488)
Total	$ (811,124)	$ (1,765,577)

Provision for taxes
Korea	$ -	$ -
United States	-	-
Total	$ -	$ -
Effective tax rate	-	-

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net operating loss carry forward	748,917	559,685
Valuation allowance	(748,917)	(559,685)
Net	-	-

Note 14 – Common stock

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

On July 7 and August 21, 2015, the Company issued 129,250 and 41,000 common shares at $0.1931 and $0.1805 respectively to Dutchess Opportunity Fund referred to the investment agreement made on April 22, 2014. The Company paid stock issuance cost of $17,000 and $2,000, respectively and deducted from additional paid in capital. (See Note 10)

Note 15 – Significant contracts

The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KRISO on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation will be completed in April 2016. 1-year warranty starts after the installation.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation schedule of all two items has been postponed until due of KRISO’s construction, and it is expected in April, 2016.

The Company received $1,304 thousand and paid $1,132 thousand regarding KRISO project and recorded those amounts as other current asset and advance payments on contracts as of December 31, 2015.

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of KRW234,000,000 ($207,000) for the year ended December 31, 2015. Due to the contract condition with SKTelecom, the Company must have had a service contract with linear accelerators manufacturer, Varian Medical Systems. The service contract with Varian Medical Systems started from June 1, 2015 and it ends until May 31, 2019 or it expires if the Company decides not to continue managing the container inspection center. The Company agreed to make quarterly payment of $10,590 to Varian Medical Systems.

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

Note 16 – Investment Agreement and Marketing Agreement

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

Once a put notice has been delivered to Dutchess, Dutchess will purchase the shares at a price equal to 95% of the lowest daily volume weighted average price of the common stock for the five consecutive trading days following delivery of the put notice.  The closing date for the put notice is at the end of that five-day period.  If the Company has not issued the shares at the end of that period, they agree to pay a cumulative late fee for each trading day beyond the closing date.

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

Under this investment agreement, the Company issued 129,250 and 41,000 common shares at $0.1931 and $0.1805, respectively, On July 7 and August 21, 2015

Note 17 – Subsequent Event

The Company follows the guidance in ASC Topic 855 “Subsequent Events” for the disclosure of subsequent events. The Company evaluated subsequent events through the date of the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2015.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

Name and Address of Executive Officer and/or Director	Age	Position	Date of Appointment
Dr. Kwanghyun Kim	49	President, CEO, Director, Secretary	Feb 4, 2013
Jae Chan Kim	75	Treasurer, CFO, Controller	Feb 4, 2013
Yong Hyun Chung	40	Director	Feb 26, 2013

The Board of Directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Dr. Kwanghyun Kim, age 49 – Dr. Kim, has been our Officer and Director since February 4, 2013, where he is responsible for our research operations as well as the marketing of our products. Before that he was a visiting professor at the Konyang University in the Department of Industry, and had been a visiting professor there since, 2012. As a visiting professor, Dr. Kim, lectured classes in Nuclear and Quantum Engineering, his other responsibilities as a visiting professor included conducting his research on Quantum Dots and related technology for the University. He has also been a visiting professor, full time lecturer, assistant professor and professor at multiple universities since 2006, including the Basic Atomic Energy Research Institute (2009 – 2012), Chosun University (2009-2012), and Joonwon University (2010-2011).  Dr. Kim, has also been managing and directing companies and research centers for over a decade. He received his doctorate degree in Nuclear and Quantum Engineering, in 2004. His, experience as a professor, visiting professorships, lecturer, director of research and development and as a researcher stand for his commitment to his academic field, as well as understanding science and technology. Dr. Kim is also currently, the President and Director of ROID Group, Inc., an SEC Reporting company.  His working history and his dedicated enthusiasm to his career made him a logical choice as our Director, and President.

Mr. Jae Chan Kim, age 75 – In addition to being the chief financial officer and controller of the registrant, Mr. Kim is the chief executive officer of RadTek Co., Ltd in their Korean and worldwide operations. He has a background in business development and his experiences include being the general manager of statistics and planning for the Armed Forced Combined Hospital in Kwangju, Korea, a company commander of the Homeland Reserve Forces at the School of Medical & Science at Cheonnam National University, Kwangju, Korea, a director of general affairs and accounting for the Korea Rural Community Corporation and a director of accounting for Sinbaram Travel Agency. He attended Chosun University College of Law in South Korea in 1960 but did not graduate due to military obligations.

Mr. Yong Hyun Chung, age 40 – Mr. Chung’s background includes a BS in nuclear engineering from KAIST in Taejeon Korea, in 1997. He holds an MS in nuclear engineering with a focus in biomedical science and engineering in 1999 from KAIST. He received a Ph.D. in nuclear and quantum engineering in 2004 from KAIST.

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

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board.  The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

Dr. Kwanghyun Kim is an officer and director of the Company who serves on a full-time basis. Jae Chan Kim is also an officer of the Company and works on a full-time basis. Yong Hyun Chung is a Director of the Company. Other than our officers and directors, we currently have six full time employees and four part-time employees. None of the employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

During March 15, 2010, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

Currently, Dr. Kwanghyun Kim, and Jae Chan Kim, our officers, receive compensation for their services during from our business operations. The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Kwanghyun Kim, CEO	2015	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jae Chan Kim, CFO	2015	$7,400	Nil	Nil	Nil	Nil	Nil	Nil	$7,400
	2014	$17,500	Nil	Nil	Nil	Nil	Nil	Nil	$17,500

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Kwanghyun Kim	-	-	-	-	-	-	-	-	-
Jae Chan Kim	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2015 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Dr. Kwanghyun Kim, CEO, Director 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223	Common Stock	71,977,250 Direct	59.23%
Jae Chan Kim, CFO, Director 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223	Common Stock	-0-	0%
Yong Hyun Chung, Director 9900 Corporate Campus Dr, Suite 3000 c/o PEG, Louisville, KY 40223	Common Stock	-0-	0%
Officers and/or Directors as a Group		71,977,250	59.23%
RadTek Co., Ltd.	Common Stock	55,375,000(3)	45.57%
Holders of More than 5% of Our Common Stock		55,357,000	45.57%

1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

2)

Based on 121,507,050 issued and outstanding shares of common stock as of December 31, 2015, excluding the Company’s Treasury Stock.

3)

55,375,000 are Treasury Stock owned by the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Yong Hyun Chung is an independent director because he is not an executive officer of the Company.

Related Party Transactions

The Company, on an as needed basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate bearing.  Our total borrowing as of December 31, 2015 and 2014 was $895,528 and $440,817 respectively.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.  Principal Accounting Fees and Services

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$44,000	$46,299
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$44,000	$46,299

Audit Fees

During the fiscal years ended December 31, 2015, we incurred approximately $44,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $46,299 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014, for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015, and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 17, 2010 as part of our Registration of Securities on Form S-1.
3.1(a)	Certificate of Amendment	Filed with the SEC on April 12, 2013 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on March 17, 2010 as part of our Registration of Securities on Form S-1.
4.1	RadTek, Inc., 2014 Stock Awards Plan, dated January 8, 2014.	Filed with the SEC on January 14, 2014 as part of our Registration Statement on Form S-8.
4.2	Registration Rights Agreement between the Company and Dutchess Opportunity Fund, II, LP., dated April 22, 2014.	Filed with the SEC on April 29, 2014 as part of our Registration Statement on Form S-1.
10.01	Investment Agreement between the Company and Dutchess Opportunity Fund, II, LP., dated April 22, 2014.	Filed with the SEC on April 29, 2014 as part of our Registration Statement on Form S-1.
10.02	Contract between the Company and Joongsun ITC Co., Ltd.	Filed with the SEC on June 26, 2014 as part of our Registration Statement on Form S-1/A.
10.03	Contract between the Company and Korea Transport Network Express Co., Ltd.	Filed with the SEC on June 26, 2014 as part of our Registration Statement on Form S-1/A.
10.04	Contract between the Company and Korea Research Institute of Ships and Ocean, which is managed by the Korea Institute of Ocean Science and Technology.	Filed with the SEC on June 26, 2014 as part of our Registration Statement on Form S-1/A.
10.05	Memorandum of Agreement between the Company and C&D Corporation Co. Ltd., dated April 28, 2015	Filed with the SEC on May 7, 2015 as part of our Current Report on Form 8-K.
10.06	Loan Agreement by and between the Company and ADQD, Inc., Dated August 12, 2015.	Filed herewith.
16.01	Letter from Kenne Ruan CPA, Dated June 8, 2013	Filed with the SEC on August 9, 2013 as part of our Current Report on Form 8-K.
16.02	Letter from Ken and Lee Corporation, CPAs, dated July 28, 2014	Filed with the SEC on August 8, 2014 as part of our Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2016

RadTek, Inc.

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President

/s/ Jae Chan Kim

By: Jae Chan Kim

Its: Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

April 27, 2016

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: Director

/s/ Yong Hyun Kim

By: Yong Hyun Kim

Its: Director

27