Form 10-Q
period 2016-03-31
RadTek, Inc
filed 2016-05-23
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: May 20, 2016 – 121,507,050 shares of common stock.

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

RADTEK INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

5

Condensed Statements of consolidated comprehensive income

7

Condensed Consolidated Statements of Cash Flows

8

Notes to Condensed Consolidated Financial Statements

9

RADTEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(US dollar in units)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$16,925	$78,301
Accounts receivable, net	125,059	128,341
Prepaid expenses and other assets	1,138,895	1,141,142
Inventory	7,924	2,850
Total Current assets	1,288,803	1,350,634

Investment	-	-
Property and equipment, net	-	-
Intangible assets	76,109	77,163
Security deposits	28,609	28,157
	104,718	105,320

Total assets	$1,393,521	$1,455,954

Liabilities and equity
Current liabilities:
Trade and other payables	$406,463	$399,728
Short-term borrowings	320,764	315,700
Loan from related party	100,000	100,000
Advances from related party	887,028	895,528
Advance payments on contracts	1,304,228	1,304,222
Convertible Note	-	5,000
Derivative liability	-	7,001
Other current liabilities	6,031	6,344
	3,024,514	3,033,523
Non-current liabilities:
Accrued severance benefits, net	46,315	43,279
	46,315	43,279

Total liabilities	3,070,829	3,076,802

Equity:
Preferred Stock:
Authorized: 10,000,000 sahres, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Athorized: 1,990,000,000 shares, $0.001 par value
Issued : 176,882,050 shares
Outstanding: 121,507,050 shares
as of March 31, 2016 and December 31, 2015	176,882	176,882
Additional paid-in capital	1,651,700	1,651,700
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	73,745	105,130
Accumulated deficits	(3,204,582)	(3,179,507)

Total equity	(1,677,308)	(1,620,848)

Total liabilities and equity	$1,393,521	$1,455,954

The accompanying notes are an integral part of these financial statements.

RADTEK INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
For the three months ended March 31, 2016 and 2015
		(US dollar in units)
	March 31, 2016	March 31, 2015
Net revenues	$81,619	$245,775

Cost of sales	43,568	51,319

Gross profit	38,051	194,456

Operating expenses :
Depreciation and Amortization	2,200	1,511
Selling and administrative expenses	75,187	91,019

Total Operating expenses	77,387	92,530

Gain(Loss) from operations	(39,336)	101,926

Other income(expenses) :
Interest expense, net	(3,381)	(1,707)
Foreign exchange transaction gain (loss)	10,641	(2,118)
Gain on derivative liability	7,001	0
	14,261	(3,825)
Income for the year before tax	(25,075)	98,101
Provision for income tax	-	-
Net income	(25,075)	98,101

Other Comprehensive incoem (loss)
Foreign currency translation adjustments	(31,385)	7,469

Comprehensive income (loss)	$(56,460)	$105,570

Net income (loss) per common share-basic and diluted	$(0.00)	$0.00

Weighted average number of common stock outstanding	121,507,050	121,336,800

The accompanying notes are an integral part of these financial statements.

RADTEK, INC.
CONSOLDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2016 and 2015
(US dollar in units)
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,075)	$98,101
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,200	1,511
Severance benefits	(3,036)	56
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	3,282	(64,935)
Inventory	(5,074)	1,513
Prepaid expenses and other assets	2,247	23,832
Accounts payable	6,735	(50,753)
Advance payments on contracts	6	113,777
Other current liabilities liabilities	(313)	9,485
Net cash provided by (used in) operating activities	(19,028)	132,587

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-	-
Repayment of short-term borrowings	-	(160,000)
Borrowing from related parties	(8,500)	15,554
Repayment of borrowing from related party	-	-
Net cash provided by financing activities	(8,500)	(144,446)

Net decrease in cash and cash equivalent	(27,528)	(11,859)
Effect of exchange rate changes	(33,848)	7,287
Cash and cash equivalent at beginning of year	78,301	213,247

Cash and cash equivalent at end of year	$16,925	$208,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,010	$1,707
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

March 31, 2016 (Unaudited)

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

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $367,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of March 31, 2016 and December 31, 2015.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,205 thousand and a working capital deficit of approximately $1,736 thousand at March 31, 2016.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$ 7,924	$ 2,850
Finished goods	-	-
Total	$ 7,924	$ 2,850

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Patents	$ 12,409	$ 12,213
Technical rights	103,911	102,271
	116,320	114,484
Accumulated amortization	(40,212)	(37,321)

Intangible assets, net	$ 76, 109	$ 77,163

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of March 31, 2016.

Amortization expenses for the years ended March 31, 2016 and December 31, 2015 were $2,200 and $5,879, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Note payable to a bank at interest rate of 4.39%. The line matures in November 2016. (KRW 150,000,000)	$ 130,040	$ 127,987
Notes payable to individuals at interest rate of 0% to 7%. The maturity is August 10, 2016 (KRW220,000,000)	190,724	187,713
Total short-term borrowings	$ 320,764	$ 315,700

Note 5- Convertible Note

On July 27, 2015, the Company issued a $5,000 Convertible Note for services. The Convertible Not bears interest at 9% without a maturity date. The Noteholder shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the lowest trade reported in the 20 days prior to date of conversion. As at December 31, 2015, the Company has recorded interest of $198. The Company paid off convertible note of $5,000 and accrued interest of $233 on February 12, 2016

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $5,254 resulted in a discount to the note payable of $5,000 and the remaining $254 was recognized as derivative expense.

Note 6 Derivative Liabilities

The embedded conversion option of the Company’s convertible debenture contains a conversion feature that qualifies for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

        For the three month ended

March 31, 2016

Balance at the beginning, December 31, 2015	$ 7,001
Change in fair value of derivative	7,001
Balance at end of period, March 31, 2016	$ -

Note 7– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of March 31, 2016 and December 31, 2015  were $887,028 and $895,528 respectively.

Note 8 – Loan agreement

As of September 1, 2015, the Company borrowed $100,000 from ADQD Inc. The interest is 2.5% per annum and repayment date is September 2, 2016. As of March 31, 2016, accrued interest of $1,322 was recorded as other payable.

Note 9 – Common stock

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

Note 10 – Significant contracts

The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KRISO on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation will be completed in May 2016. 1-year warranty starts after the installation.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation schedule of all two items has been postponed until due of KRISO’s construction, and it is expected in May, 2016.

The Company received $1,304 thousand and paid $1,132 thousand regarding KRISO project and recorded those amounts as other current asset and advance payments on contracts as of December 31, 2015.

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of KRW 32,500,000 ($27,000) for the three month ended March 31, 2016. Due to the contract condition with SKTelecom, the Company must have had a service contract with linear accelerators manufacturer, Varian Medical Systems. The service contract with Varian Medical Systems started from June 1, 2015 and it ends until May 31, 2019 or it expires if the Company decides not to continue managing the container inspection center. The Company agreed to make quarterly payment of $10,590 to Varian Medical Systems.

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

Note 11 – Investment Agreement and Marketing Agreement

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

Results of Operations

For the three months ended March 31, 2016, we earned net revenues of $81,619.  Our cost of sales was $43,568, resulting in a gross profit of $38,051.  We incurred depreciation and amortization expenses of $2,200 and incurred selling and administrative expenses of $75,187.  We recorded a loss in interest expense net of $3,381, incurred a gain due to foreign exchange transaction of $10,641 and incurred gain on derivative liability of 7,001.  As a result, we recorded net loss of $25,075.  We had foreign currency translation adjustments of $31,385 resulting in our comprehensive loss of $56,460 for the three months ended March 31, 2016.

Comparatively, for the three months ended March 31, 2015, we earned net revenues of $245,775.  Our cost of sales was $51,319, resulting in a gross profit of $194,456.  We incurred depreciation and amortization expenses of $1,511, incurred selling and administrative expenses of $91,019.  We incurred an interest expenses net of $1,707 and recorded a foreign exchange transaction loss of $2,118. As a result we recorded net other expenses of 3,825.  As a result, we recorded net gain of $98,101.  We had a positive foreign currency translation adjustment of $7,469, resulting in a comprehensive gain of $105,570 for the three months ended March 31, 2015.

The increase in net loss of $123,176 between the three months ended March 31, 2016 compared to the same period ended March 31, 2015 was the result of decreased revenues for the three months ended March 31, 2016.  Our net revenues decreased by $164,156, or 7%, and our cost of sales decreased by $7,751, or 15%.  Our operating expenses decreased by $15,143 as a result of decreased selling and administrative expenses.  We also had a foreign exchange transaction gain of $10,641 between the three months ended March 31, 2016 compared to a loss of $2,118 for the three months ended March 31, 2015. We also had a gain on derivative liability of $7,001 the three month ended March 31, 2016.

Liquidity and Capital Resources

For the three months ended March 31, 2016, we had net loss of $25,075.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $2,200 for depreciation and amortization, and ($3,036) for severance benefits.  We had the following changes in assets and liabilities: decreases of $3,282 in accounts receivable, increase of $5,074 in inventory, decrease of $2,247 in the prepaid expenses and other assets, an increase of $6,376 in accounts payable and other payables and an increase of $6 in the advance receipts on contracts.  We had decreases of $313 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $19,028 for the three months ended March 31, 2016.

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

We did not pursue any investing activities during the three months ended March 31, 2016 or March 31, 2015.

For the three months ended March 31, 2016, we paid $8,500 as an advance from related parties.  As a result, we had net cash used by financing activities of ($8,500) for the period.

For the three months ended March 31, 2015, we spent $160,000 on the repayment of short-term borrowings.  We received $15,554 from borrowing from related parties.  As a result, we had net cash used in financing activities of $144,446 for the three months ended March 31, 2015.

We had cash or cash equivalents of $16,925 and $78,301 on hand at March 31, 2016 and at December 31, 2015, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbanes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2016, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not Applicable

Item 5.   Other Information

None.

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

Date: May 23, 2016	RadTek, Inc.
	By	/s/ Dr. KwangHyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: May 23, 2016	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)