Form 10-Q
period 2016-06-30
RadTek, Inc
filed 2016-08-22
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 18, 2016 – 121,507,050 shares of common stock.

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

RADTEK INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

Condensed Statements of consolidated comprehensive income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

RADTEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(US dollar in units)
	June 30, 2016	December 31, 2015
Assets	(Unaudited)	(Audited - Restated)
Current assets:
Cash and cash equivalents	$10,383	$78,301
Accounts receivable, net	118,300	128,341
Prepaid expenses and other assets	3,132	1,132,317
Inventories	4,759	2,850
Total Current assets	136,574	1,341,809

Investment	-	-
Property and equipment, net	-	-
Intangible assets	73,107	77,163
Security deposits	28,333	28,157
	101,440	105,320

Total assets	$238,014	$1,447,129

Liabilities and equity
Current liabilities:
Accounts and other payable	$420,921	$403,258
Short-term borrowings	317,679	315,700
Loan from related party	100,000	100,000
Advances from related party	905,698	895,528
Advance payments on contracts	13,437	1,304,222
Convertible Note	-	5,000
Derivative Liability	-	7,001
Other current liabilities	10,303	6,344
	1,788,038	3,037,053
Non-current liabilities:
Accrued severance benefits, net	48,189	43,279
	48,189	43,279

Total liabilities	1,836,227	3,080,332

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,507,050 shares
as of June 30, 2016 and December 31, 2015, respectively	176,882	176,882
Additional paid-in capital	1,651,700	1,651,700
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	91,766	105,130
Accumulated deficits	(3,143,508)	(3,191,862)

Total equity	(1,598,213)	(1,633,203)

Total liabilities and equity	$238,014	$1,447,129

The accompanying notes are an integral part of these financial statements.

RADTEK, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
for the periods ended June 30, 2016 and 2015
		Three Months Ended		Six Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net revenues		$1,335,550	$49,666	$1,417,169	$295,441

Cost of sales		1,158,773	44,308	1,202,341	95,627

Gross profit		176,777	5,358	214,828	199,814

Operating expenses:
Depreciation and Amortization		2,272	1,515	4,472	3,026
Selling and administrative expenses		88,124	120,721	168,606	211,740

Total Operating expenses		90,396	122,236	173,078	214,766

Gain(Loss) from operations		86,381	(116,878)	41,750	(14,952)

Other income(expenses) :
Interest expense, net		(3,439)	43	(6,820)	(1,664)
Foreign exchange transaction gain (loss)		(4,588)	(13,113)	6,053	(10,995)
Gain on derivative liability		-		7,001
Other income, net		370	-	370	-
		(7,657)	(13,070)	6,604	(12,659)
Income for the year before tax		78,724	(129,948)	48,354	(27,611)
Provision for income tax		-	-	-	-
Net income		78,724	(129,948)	48,354	(27,611)

Other Comprehensive income (loss)
Foreign currency translation adjustments		18,021	21,369	(13,364)	28,838

Comprehensive income (loss)		$96,745	$(108,579)	$34,990	$1,227
Earnings per share:
-	Basic and diluted earnings per share	$0.00	$(0.00)	$0.00	$(0.00)
-	Weighted Average Outstang Shares	121,507,050	121,336,800	121,507,050	121,336,800

The accompanying notes are an integral part of these financial statements.

RADTEK, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2016 and 2015
(US dollar in units)

	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$48,354	$(27,611)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	4,472	3,026
- Severance benefits	4,910	6,011
- Gain on derivative liability	(7,001)
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	10,041	(50,650)
- Inventory	(1,909)	1,513
- Prepaid expenses and other assets	1,129,185	(249,235)
- Accounts payable and other payable	37,663	(27,976)
- Advance payments on contracts	(1,290,785)	282,169
- Accrued liabilities and other liabilities	3,959	14,159
Net cash provided by (used in) operating activities	(61,111)	(48,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	-	(347,137)
Net cash used in financing activities	-	(347,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
- Proceeds from short-term borrowings	-	-
- Payment of convertible note	(5,000)
- Loan from related party	-	(160,000)
- Advances from related parties	10,170	359,800
Net cash provided by financing activities	5,170	199,800

Net decrease in cash and cash equivalent	(55,941)	(195,931)
Effect of exchange rate changes	(11,977)	25,824
Cash and cash equivalent at beginning of year	78,301	213,247

Cash and cash equivalent at end of year	$10,383	$43,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	6,820	3,024

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

June 30, 2016 (Unaudited)

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

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $367,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of June 30, 2016 and December 31, 2015.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,143 thousand and a working capital deficit of approximately $1,651 thousand at June 30, 2016.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$ 4,759	$ 2,850
Finished goods	-	-
Total	$ 4,759	$ 2,850

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Patents	$ 12,290	$ 12,213
Technical rights	102,912	102,271
	115,202	114,484
Accumulated amortization	(42,095)	(37,321)

Intangible assets, net	$ 73,107	$ 77,163

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of June 30, 2016.

Amortization expenses for the six month ended June 30, 2016 and 2015 were $4,472 and $3,026, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Note payable to a bank at interest rate of 4.39%. The line matures in November 2016. (KRW 150,000,000)	$ 128,789	$ 127,987
Notes payable to individuals at interest rate of 0% to 7%. The maturity is August 10, 2016 (KRW220,000,000)	188,890	187,713
Total short-term borrowings	$ 317,679	$ 315,700

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

           For the six month ended

      June 30, 2016

Balance at the beginning, December 31, 2015	$ 7,001
Change in fair value of derivative	7,001
Balance at end of period, June 30, 2016	$ -

Note 7– Advances from Related Party

The Company, on an as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of June 30, 2016 and December 31, 2015 were $905,698 and $895,528 respectively.

Note 8 – Loan agreement

As of September 1, 2015, the Company borrowed $100,000 from ADQD Inc. The interest is 2.5% per annum and repayment date is September 2, 2016. As of June 30, 2016, accrued interest of $2,069 was recorded as other payable.

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

Note 10 – Significant contracts

The Company has contracted with Korea Research Institute of Ships and Ocean Engineering (KRISO) for delivery of Cargo Inspection System (CIS) X-ray Accelerator which worth $945,447 on February 13, 2014. Under the payment term, 80% before shipment and 20% after the delivery, the Company has received 756,000 USD, the 80%, from KRISO on May 23, 2014. The delivery due date was postponed as request from KRISO. It was delivered but not installed, and the final 20% of the whole payment was billed to KRISO as of November 10, 2014. Final 20% was received by RadTek Inc. on 17th of November, 2014. The installation was completed on June 10, 2016. 1-year warranty starts after the installation.

The Company also got the delivery contract with KRISO for Temperature Control Unit of the X-ray Accelerator, which worth $25,500, on July 21, 2014. On January 21, 2015, KRISO and the Company contracted for CIS Array Detection System which worth $332,956. The installation schedule of all two items has been postponed until due of KRISO’s construction, and it was completed on June 10, 2016.

The Company received $1,304 thousand and paid $1,132 thousand regarding KRISO project.

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of KRW 65,000,000 ($54,000) for the six month ended June 30, 2016. Due to the contract condition with SKTelecom, the Company must have had a service contract with linear accelerators manufacturer, Varian Medical Systems. The service contract with Varian Medical Systems started from June 1, 2015 and it ends until May 31, 2019 or it expires if the Company decides not to continue managing the container inspection center. The Company agreed to make quarterly payment of $10,590 to Varian Medical Systems.

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

Results of Operations

For the three months ended June 30, 2016, we earned net revenues of $1,335,550.  Our cost of sales was $1,158,773, resulting in a gross profit of $176,777.  We incurred depreciation and amortization expenses of $2,272 and incurred selling and administrative expenses of $88,124.  We recorded a loss in interest expense net of $3,439, incurred a loss due to foreign exchange transaction of $4,588.  As a result, we recorded net income of $78,724.  We had foreign currency translation adjustments of $18,021 resulting in our comprehensive income of $96,745 for the three months ended June 30, 2016.

Comparatively, for the three months ended June 30, 2015, we earned net revenues of $49,666.  Our cost of sales was $44,308, resulting in a gross profit of $5,358.  We incurred depreciation and amortization expenses of $1,515, incurred selling and administrative expenses of $120,721.  We incurred an interest expenses net of $43 and recorded a foreign exchange transaction loss of $13,113.  As a result, we recorded net loss of $129,948.  We had a positive foreign currency translation adjustment of $21,369, resulting in a comprehensive loss of $108,579 for the three months ended June 30, 2015.

The increase in net gain of $208,672between the three months ended June 30, 2016 compared to the same period ended June 30, 2015 was the result of increased revenues for the three months ended June 30, 2016.  Our net revenues increased by $1,285,884, or 2589%, and our cost of sales increased by $1,114,465, or 2515%.  Our operating expenses decreased by $31,840 as a result of decreased selling and administrative expenses.  We also had a foreign exchange transaction loss of $4,588 between the three months ended June 30, 2016 compared to a loss of $13,113 for the three months ended June 30, 2015.

Result of Operations for the Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.

For the six months ended June 30, 2016, we recorded net revenues of $1,417,169.  Our cost of sales was $1,202,341, resulting in a gross profit of $214,828.  We incurred depreciation and amortization expenses of $4,472 and incurred selling and administrative expenses of $168,606.  We incurred a loss of $6,820 due to interest expenses, and incurred a gain of $6,053 due to foreign exchange transactions.  As a result, we recorded net income of $48,354.  We had a negative foreign currency translation adjustment of $13,364, resulting in comprehensive income of $34,990 for the six months ended June 30, 2016.

Comparatively, for the six months ended June 30, 2015, we recorded net revenues of $295,441.  Our cost of sales was $95,627, resulting in a gross profit of $199,814.  We incurred depreciation and amortization expenses of $3,026, and incurred selling and administrative expenses of $211,740.  We incurred a loss of $1,664 due to interest expenses, and recorded a loss of $10,995 due to foreign exchange transactions.  As a result, we recorded net loss of $27,611.  We had a negative foreign currency translation adjustment of $28,838, resulting in comprehensive loss of $1,227 for the six months ended June 30, 2015.

The decrease in net gain of $75,965 between the six months ended June 30, 2016 compared to the same period ended June 30, 2016 was the result of decreased operating expenses, increased revenues and increased cost of sales.  Our net revenues increased by $1,121,728, or 379%, and our cost of sales increased by $1,106,714, or 1157%.  Our operating expenses decreased by $41,688 or 19% as a result of decreased sales, and administrative expenses and due to us not paying any consulting fees during the six months ended June 30, 2016.

Liquidity and Capital Resources

For the six months ended June 30, 2016, we had net gain of $48,354.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $4,472 for depreciation and amortization, $4,910 for severance benefits and $7,001 of gain on derivative liability.  We had the following changes in assets and liabilities: decrease of $10,041 in accounts receivable, increase of $1,909 in inventory, decrease of $1,129,185 in the prepaid expenses and other assets, an increase of $37,663 in accounts payable and other payables and an decrease of $1,290,785 in the advance receipts on contracts.  We had decreases of $3,959 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $61,111 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, we had a net loss of $27,611.  We had the following adjustments to reconcile net loss to net cash used in operating activities: $3,026 for depreciation and amortization and $6,011 due to severance benefits.  We had the following changes in assets and liabilities: a $50,650 decrease in accounts receivable, a $1,513 decrease in inventory, a $249,235 decrease due to prepaid expenses and other assets, a $27,976 decrease due to accounts payable, a $282,169 increase due to advance payments on contracts, and a $14,159 increase due to other current liabilities.  As a result, we had net cash used in operating activities of $48,594 for the six months ended June 30, 2015.

We did not pursue any investing activities during the six months ended June 30, 2016 and had a loan receivable of $347,137 in June 30, 2015.

For the six months ended June 30, 2016, we paid $10,170 as an advance from related parties, and $5,000 payment on a convertible note.  As a result, we had net cash provided financing activities of 5,170 for the period.

For the six months ended June 30, 2015, we received $160,000 loan from related party and $359,800 advances from borrowing from related parties.  As a result, we had net cash provided by financing activities of $199,800 for the six months ended June 30, 2015.

We had cash or cash equivalents of $10,383 and $43,140 on hand at June 30, 2016 and at December 31, 2015, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbanes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2016, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

RadTek, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: August 22, 2016	RadTek, Inc.
	By	/s/ Dr. Kwanghyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: August 22, 2016	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)