Form 10-K/A
period 2015-12-31
RadTek, Inc
filed 2016-08-24
CIK 1487252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of RadTek, Inc. (the "Company") for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 27, 2016, (the "Original Filing"), is being filed to update the Financial Statements and the Management Discussion and Analysis sections.

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

RADTEK, INC.

(Formerly USChina Taiwan, Inc.)

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

Working Capital

	December 31, 2015 $	December 31, 2014 $
Cash	78,301	213,247
Current Assets	1,341,809	1,120,784
Current Liabilities	3,037,053	2,121,635
Working Capital (Deficit)	(1,695,244)	(1,000,851)

Cash Flows

	December 31, 2015 $	December 31, 2014 $
Cash Flows from (used in) Operating Activities	(231,717)	(295,864)
Cash Flows from (used in) Investing Activities	(600,988)	-
Cash Flows from (used in) Financing Activities	587,307	351,519
Net Increase (decrease) in Cash During Period	(245,398)	55,655

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

Result of Operations for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

For the year ended December 31, 2015, we recorded net revenues of $459,929.  Our cost of sales was $243,628, resulting in a gross profit of $216,301.  We incurred depreciation and amortization expenses of $5,879, bad debt of $600,988 and incurred selling and administrative expenses of $393,573.  We incurred a loss of $(14,222) due to interest expenses, incurred a loss of $(34,307) due to foreign exchange transactions, and incurred a loss on derivative liability of $1,747.  As a result, we recorded a net loss of $834,679.  We had a positive foreign currency translation adjustment of $105,517 and loss on investment of $7,795, resulting in a loss of comprehensive income of $736,957 for the year ended December 31, 2015.

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

The decrease in net loss of $973,748 between the year ended December 31, 2015 compared to the same period ended December 31, 2014 was the result of severely decreased operating expenses, decreased revenues and decreased cost of sales.  Our net revenues decreased by $644,781, or 58%, and our cost of sales decreased by $760,047, or 76%.  Our operating expenses decreased by $873,444 or 47% as a result of decreased sales, and administrative expenses and due to us not paying any consulting fees during the year ended December 31, 2015.

Liquidity and Capital Resources

For the year ended December 31, 2015, we had net loss of $834,679.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $5,879 for depreciation and amortization, $600,988 for bad debt, $10,596 for severance benefits, $5,000 for a convertible note for services and a debt discount of $5,000.  We had the following changes in assets and liabilities of operating: increase of $122,046 in accounts receivable, increase of $1,337 in inventory, increase of $232,588 in the prepaid expenses and other assets, an increase of $47,348 in accounts payable and other payables and increase of $279,171 in the advance receipts on contracts.  We had increases of $2,950 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $(231,717) for the year ended December 31, 2015.

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

(Formerly USChina Taiwan, Inc.)

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corporation

April 27, 2016, except as to notes 18 which are as of August 22, 2016

San Diego, CA. 92111

RADTEK, INC. (Formerly USChina Taiwan, Inc.) CONSOLIDATED BALANCE SHEETS as of December 31, 2015 and 2014
	2015 (restated)	2014
Assets
Current assets:
Cash and cash equivalents	$78,301	$213,247
Accounts receivable, net	128,341	6,295
Prepaid expenses and other assets	1,132,317	899,729
Inventories	2,850	1,513
Total Current assets	1,341,809	1,120,784

Investment	-	8,311
Property and equipment, net	-	-
Intangible assets	77,163	88,325
Security deposits	28,157	27,293
	105,320	123,929

Total assets	$1,447,129	$1,244,713

Liabilities and equity
Current liabilities:
Accounts and other payable	$403,258	$355,910
Short-term borrowings	315,700	136,463
Loan from related party	100,000	160,000
Advances from related party	895,528	440,817
Advance payments on contracts	1,304,222	1,025,051
Convertible Note	5,000	-
Derivative Liability	7,001	-
Other current liabilities	6,344	3,394
	3,037,053	2,121,635
Non-current liabilities:
Accrued severance benefits, net	43,279	32,683
	43,279	32,683

Total liabilities	3,080,332	2,154,318

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,336,800 shares
as of December 31, 2015 and 2014, respectively	176,882	176,712
Additional paid-in capital	1,651,700	1,638,511
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	105,130	7,408
Accumulated deficits	(3,191,862)	(2,357,183)
Total equity	(1,633,203)	(909,605)

Total liabilities and equity	$1,447,129	$1,244,713

The accompanying notes are an integral part of these financial statements.

RADTEK INC. (Formerly USChina Taiwan, Inc.) CONSOLIDATED STATEMENTS OF OPERATION For the years ended December 31, 2015 and 2014
		(US dollar in units)
	December 31, 2014 (Restated)	December 31, 2013
Net revenues	$459,929	$1,104,710

Cost of sales	243,628	1,003,675

Gross profit	216,301	101,035

Operating expenses:
Depreciation and Amortization	5,879	6,316
Bad Debt	600,988	610,115
Selling and administrative expenses	393,573	1,257,453

Total Operating expenses	1,000,440	1,873,884

Gain(Loss) from operations	(784,139)	(1,772,849)

Other income(expenses):
Interest expense, net	(14,222)	(8,456)
Loss on investment valuation	-	-
Foreign exchange transaction gain (loss)	(34,307)	(20,865)
Derivative expense	(254)	0
Loss on derivative liability	(1,747)	0
Other income, net	(10)	36,593
	(50,540)	7,272
Income for the year before tax	(834,679)	(1,765,577)
Provision for income tax	-	-
Net income	(834,679)	(1,765,577)

Other Comprehensive income (loss)
Foreign currency translation adjustments	105,517	54,872
Gain (loss) on investment	(7,795)	3,513

Comprehensive income (loss)	$(736,957)	$(1,707,192)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	121,414,305	120,624,471

The accompanying notes are an integral part of these financial statements.

F-4

RADTEK, INC. (Formerly USChina Taiwan, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
for the years ended December 31, 2015 and 2014
							(US dollar in units)

	Common	Common	Additional	Treasury	Accumulated	Accumulated	Total
	Stock	Stock	Paid-in	Stock	Other	Deficit
		Amounts	Capital		Comprehensive
					Loss	(Restated)

Balance, December 31, 2013	156,711,800	$156,712	$778,511	$(375,053)	$(50,977)	$(591,606)	$(82,413)

Stock issuance for services	20,000,000	20,000	860,000				880,000
Foreign currency translation adjustment					54,872		54,872
Gain on investment					3,513		3,513
Net loss						(1,765,577)	(1,765,577)
Balance, December 31, 2014	176,711,800	$176,712	$1,638,511	$(375,053)	$7,408	$(2,357,183)	$(909,605)

Stock issuance for cash	170,250	170	13,189				13,359
Foreign currency translation adjustment					105,517		105,517
Loss on investment					(7,795)		(7,795)
Net loss						(834,679)	(834,679)
Balance, December 31, 2014	176,882,050	$176,882	$1,651,700	$(375,053)	$105,130	$(3,191,862)	$(1,633,203)

The accompanying notes are an integral part of these financial statements.

RADTEK, INC. (Formerly USChina Taiwan, Inc.) STATEMENTS OF CASH FLOWS For the years ended December 31, 2015 and 2014
(US dollar in units)

	2015 (Restated)	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(834,679)	$(1,765,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,879	6,316
Severance benefits	10,596	7,518
Stock issuance for services	-	880,000
Convertible note for service	5,000	-
Debt discount	5,000	-
Derivative expense	254	-
Loss on derivative liability	1,747	-
Bad Debt	600,988	610,115
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(122,046)	46,453
Inventory	(1,337)	(1,513)
Prepaid expenses and other assets	(232,588)	(949,382)
Accounts and other payable	47,348	198,354
Advance payments on contracts	279,171	761,490
Other current liabilities	2,950	(89,638)
Net cash provided by (used in) operating activities	(231,717)	(295,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(600,988)	-
Acquisition on investment	-	-
Cash acquired from acquisition	-	-
Net cash used in investing activities	(600,988)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	13,359	-
Proceeds from short-term borrowings	179,237	-
Proceeds from loan from related party	(60,000)	160,000
Advance from related parties	454,711	191,519
Repayment of short-term borrowing	-	-
Net cash provided by financing activities	587,307	351,519

Net decrease in cash and cash equivalent	(245,398)	55,655
Effect of exchange rate changes	110,452	50,684
Cash and cash equivalent at beginning of year	213,247	106,908

Cash and cash equivalent at end of year	$78,301	$213,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,024	$8,456
Cash paid for taxes	$-	$-

Significant non-cash investing and financing activities:	$-	$-

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

(b) Going Concern Considerations

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,192 thousand and a working capital deficit of approximately $1,695 thousand at December 31, 2015.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 13 – Income Tax

The Company has net operating losses carried forward of $3,184,003 (2013 - $2,357,183) available to offset taxable income in the future years which expire within 20 years (Korea 10 years).

The Company is subject to Korean Corporate Tax at approximate rate of 22% and to United States federal and state income taxes at approximate rate of 35%. The reconciliation of the provision for income taxes to the Company’s income tax expense as reported is as follows:

	December 31, 2015	December 31, 2014
Net income (loss) before income taxes per financial statements
Korea	$ (739,971)	$ (1,679,089)
United States	(73,871)	(86,488)
Total	$ (813,842)	$ (1,765,577)

Provision for taxes
Korea	$ -	$ -
United States	-	-
Total	$ -	$ -
Effective tax rate	-	-

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Net operating loss carry forward	751,635	559,685
Valuation allowance	(751,635)	(559,685)
Net	-	-

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

Note 18 – Restatement

The accompanying audited consolidated financial statements as of December 31, 2015, along with the Report of Independent Registered Public Accounting Firm dated April 27, 2016, have been restated as of August 22, 2016.

The journal entry for restatement is the following;

DR) Selling and Administrative expenses	12,355	Cr) Prepaid expense	8,825
		Other payable	3,530

Restatement of consolidated balance sheet:

		Adjustment
	2015(Original)	Dr)	Dr)	2015 (Restated)
Assets
Current assets:
Cash and cash equivalents	$78,301			78,301
Accounts receivable, net	128,341			128,341
Prepaid expenses and other assets	1,141,142		8,825	1,132,317
Inventories	2,850			2,850
Total Current assets	1,350,634			1,341,809

Investment	-			-
Property and equipment, net	-			-
Intangible assets	77,163			77,163
Security deposits	28,157			28,157
	105,320			105,320

Total assets	$1,455,954			1,447,129

Liabilities and equity
Current liabilities:
Accounts and other payable	$399,728		3,530	403,258
Short-term borrowings	315,700			315,700
Loan from related party	100,000			100,000
Advances from related party	895,528			895,528
Advance payments on contracts	1,304,222			1,304,222
Convertible note	5,000			5,000
Derivative liability	7,001			7,001
Other current liabilities	6,344			6,344
	3,033,523			3,037,053
Non-current liabilities:
Accrued severance benefits, net	43,279			43,279
	43,279			43,279

Total liabilities	3,076,802			3,080,332

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,336,800 shares
as of December 31, 2015 and 2014, respectively	176,882			176,882
Additional paid-in capital	1,651,700			1,651,700
Treasury Stock (55,375,000 shares)	(375,053)			(375,053)
Accumulated other comprehensive loss	105,130			105,130
Accumulated deficits	(3,179,507)	12,355		(3,191,862)

Total equity	(1,620,848)			(1,633,203)

Total liabilities and equity	$1,455,954			1,447,129

Restatement of consolidated statement of operation:

		Adjustment
	2015 (Original)	Dr	Cr	2015 (Restated)
Net revenues	$459,929			459,929

Cost of sales	243,628			243,628

Gross profit	216,301			216,301

Operating expenses:
Depreciation and Amortization	5,879			5,879
Bad Debt	600,988			600,988
Selling and administrative expenses	381,218	12,355		393,573

Total Operating expenses	988,085			1,000,440

Gain(Loss) from operations	(771,784)			(784,139)

Other income(expenses):
Interest expense, net	(14,222)			(14,222)
Loss on investment valuation	-			-
Foreign exchange transaction gain (loss)	(34,307)			(34,307)
Derivative expense	(254)			(254)
Loos on derivative liability	(1,747)			(1,747)
Other income, net	(10)			(10)
	(50,540)			(50,540)
Income for the year before tax	(822,324)			(834,679)
Provision for income tax	-			-
Net income	(822,324)			(834,679)

Other Comprehensive income (loss)
Foreign currency translation adjustments	105,517			105,517
Gain (loss) on investment	(7,795)			(7,795)

Comprehensive income (loss)	$(724,602)			(736,957)

Net income (loss) per common share-basic and diluted	$(0.01)			(0.01)

Weighted average number of common stock outstanding	121,414,305			121,414,305

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

August 24, 2016

RadTek, Inc.

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: President

/s/ Jae Chan Kim

By: Jae Chan Kim

Its: Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

August 24, 2016

/s/ Dr. Kwanghyun Kim

By: Dr. Kwanghyun Kim

Its: Director

/s/ Yong Hyun Kim

By: Yong Hyun Kim

Its: Director

27