Form 10-Q/A
period 2016-03-31
RadTek, Inc
filed 2016-08-24
CIK 1487252

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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of RadTek, Inc. (the "Company") for the quarter ended March 31, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 23, 2016, (the "Original Filing"), is being filed to update the Financial Statements and the Management Discussion and Analysis sections.

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

CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

Condensed Statements of consolidated comprehensive income

Condensed Consolidated Statements of Cash Flows

7

Notes to Condensed Consolidated Financial Statements

8

RADTEK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(US dollar in units)

	March 31, 2016	December 31, 2015
Assets	(Unaudited-Restated)	(Audited-Restated)
Current assets:
Cash and cash equivalents	$16,925	$78,301
Accounts receivable, net	125,059	128,341
Prepaid expenses and other assets	1,135,365	1,132,317
Inventory	7,924	2,850
Total Current assets	1,285,273	1,341,809

Investment	-	-
Property and equipment, net	-	-
Intangible assets	76,109	77,163
Security deposits	28,609	28,157
	104,718	105,320

Total assets	$1,389,991	$1,447,129

Liabilities and equity
Current liabilities:
Trade and other payables	$420,583	$403,258
Short-term borrowings	320,764	315,700
Loan from related party	100,000	100,000
Advances from related party	887,028	895,528
Advance payments on contracts	1,304,228	1,304,222
Convertible Note	-	5,000
Derivative liability	-	7,001
Other current liabilities	6,031	6,344
	3,038,634	3,037,053
Non-current liabilities:
Accrued severance benefits, net	46,315	43,279
	46,315	43,279

Total liabilities	3,084,949	3,080,332

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued: 176,882,050 shares
Outstanding: 121,507,050 shares
as of March 31, 2016 and December 31, 2015	176,882	176,882
Additional paid-in capital	1,651,700	1,651,700
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	73,745	105,130
Accumulated deficits	(3,222,232)	(3,191,862)

Total equity	(1,694,958)	(1,633,203)

Total liabilities and equity	$1,389,991	$1,447,129

The accompanying notes are an integral part of these financial statements.

RADTEK INC.
STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
For the three months ended March 31, 2016 and 2015
		(US dollar in units)
	March 31, 2016(Restated)	March 31, 2015
Net revenues	$81,619	$245,775

Cost of sales	43,568	51,319

Gross profit	38,051	194,456

Operating expenses:
Depreciation and Amortization	2,200	1,511
Selling and administrative expenses	80,482	91,019

Total Operating expenses	82,682	92,530

Gain(Loss) from operations	(44,631)	101,926

Other income(expenses):
Interest expense, net	(3,381)	(1,707)
Foreign exchange transaction gain (loss)	10,641	(2,118)
Gain on derivative liability	7,001	0
	14,261	(3,825)
Income for the year before tax	(30,370)	98,101
Provision for income tax	-	-
Net income	(30,370)	98,101

Other Comprehensive income (loss)
Foreign currency translation adjustments	(31,385)	7,469

Comprehensive income (loss)	$(61,755)	$105,570

Net income (loss) per common share-basic and diluted	$(0.00)	$0.00

Weighted average number of common stock outstanding	121,507.050	121,336,800

The accompanying notes are an integral part of these financial statements.

RADTEK, INC.
CONSOLDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2016 and 2015
(US dollar in units)
	March 31, 2016 (Restated)	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,370)	$98,101
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,200	1,511
Severance benefits	(3,036)	56
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	3,282	(64,935)
Inventory	(5,074)	1,513
Prepaid expenses and other assets	(3,048)	23,832
Accounts payable	17,325	(50,753)
Advance payments on contracts	6	113,777
Other current liabilities	(313)	9,485
Net cash provided by (used in) operating activities	(19,028)	132,587

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issuance	-	-
Repayment of short-term borrowings	-	(160,000)
Borrowing from related parties	(8,500)	15,554
Repayment of borrowing from related party	-	-
Net cash provided by financing activities	(8,500)	(144,446)

Net decrease in cash and cash equivalent	(27,528)	(11,859)
Effect of exchange rate changes	(33,848)	7,287
Cash and cash equivalent at beginning of year	78,301	213,247

Cash and cash equivalent at end of year	$16,925	$208,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,010	$1,707
Cash paid for taxes	$-	$-

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,222 thousand and a working capital deficit of approximately $1,753 thousand at March 31, 2016.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 13 – Restatement

The accompanying unaudited consolidated financial statements as of March 31, 2016 have been restated as of August 22, 2016.

The journal entry for restatement is the following;

1.

Reflection of restatement of December 31, 2015

DR) Accumulated deficit	12,355	Cr) Prepaid expense	8,825
		Other payable	3,530

2.

Correction of understatement of expenses

DR) Selling and Administrative expenses	5,295	Cr) Other payable	10,590
Prepaid expense	5,295

Restatement of consolidated balance sheet:

		Adjustment
	March 31, 2016	Dr)	Cr)	March 31, 2016
Assets	(Unaudited)			(Unaudited-Restated)
Current assets:
Cash and cash equivalents	$16,925			16,925
Accounts receivable, net	125,059			125,059
Prepaid expenses and other assets	1,138,895	5,295	8,825	1,135,365
Inventory	7,924			7,924
Total Current assets	1,288,803			1,285,273

Investment	-			-
Property and equipment, net	-			-
Intangible assets	76,109			76,109
Security deposits	28,609			28,609
	104,718			104,718

Total assets	$1,393,521			1,389,991
				-
Liabilities and equity
Current liabilities:
Trade and other payables	$406,463		14,120	420,583
Short-term borrowings	320,764			320,764
Loan from related party	100,000			100,000
Advances from related party	887,028			887,028
Advance payments on contracts	1,304,228			1,304,228
Convertible Note	-			-
Derivative liability	-			-
Other current liabilities	6,031			6,031
	3,024,514			3,038,634
Non-current liabilities:
Accrued severance benefits, net	46,315			46,315
	46,315			46,315

Total liabilities	3,070,829			3,084,949
				-
Equity:				-
Preferred Stock:				-
Authorized: 10,000,000 shares, $0.001 par value				-
Issued and outstanding shares: 0				-
Common stock;				-
Authorized: 1,990,000,000 shares, $0.001 par value				-
Issued : 176,882,050 shares				-
Outstanding: 121,507,050 shares				-
as of March 31, 2016 and December 31, 2015	176,882			176,882
Additional paid-in capital	1,651,700			1,651,700
Treasury Stock (55,375,000 shares)	(375,053)			(375,053)
Accumulated other comprehensive loss	73,745			73,745
Accumulated deficits	(3,204,582)	17,650		(3,222,232)

Total equity	(1,677,308)			(1,694,958)

Total liabilities and equity	$1,393,521	22,945	22,945	1,389,991

Restatement of consolidated statement of operation:

		Adjustment
	March 31, 2016 (Original)	Dr)	Cr)	March 31, 2016 (Restated)
Net revenues	$81,619			81,619

Cost of sales	43,568			43,568

Gross profit	38,051			38,051

Operating expenses:
Depreciation and Amortization	2,200			2,200
Selling and administrative expenses	75,187	5,295		80,482

Total Operating expenses	77,387			82,682

Gain(Loss) from operations	(39,336)			(44,631)

Other income(expenses):
Interest expense, net	(3,381)			(3,381)
Foreign exchange transaction gain (loss)	10,641			10,641
Gain on derivative liability	7,001			7,001
	14,261			14,261
Income for the year before tax	(25,075)			(30,370)
Provision for income tax	-			-
Net income	(25,075)			(30,370)

Other Comprehensive income (loss)
Foreign currency translation adjustments	(31,385)			(31,385)

Comprehensive income (loss)	$(56,460)			(61,755)

Net income (loss) per common share-basic and diluted	$(0.00)			(0.00)

Weighted average number of common stock outstanding	121,336,800			121,507,050

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

Results of Operations

For the three months ended March 31, 2016, we earned net revenues of $81,619.  Our cost of sales was $43,568, resulting in a gross profit of $38,051.  We incurred depreciation and amortization expenses of $2,200 and incurred selling and administrative expenses of $80,482.  We recorded a loss in interest expense net of $3,381, incurred a gain due to foreign exchange transaction of $10,641 and incurred gain on derivative liability of 7,001.  As a result, we recorded net loss of $30,370.  We had foreign currency translation adjustments of $31,385 resulting in our comprehensive loss of $61,755 for the three months ended March 31, 2016.

Comparatively, for the three months ended March 31, 2015, we earned net revenues of $245,775.  Our cost of sales was $51,319, resulting in a gross profit of $194,456.  We incurred depreciation and amortization expenses of $1,511, incurred selling and administrative expenses of $91,019.  We incurred an interest expenses net of $1,707 and recorded a foreign exchange transaction loss of $2,118. As a result, we recorded net other expenses of 3,825.  As a result, we recorded net gain of $98,101.  We had a positive foreign currency translation adjustment of $7,469, resulting in a comprehensive gain of $105,570 for the three months ended March 31, 2015.

The increase in net loss of $128,471 between the three months ended March 31, 2016 compared to the same period ended March 31, 2015 was the result of decreased revenues for the three months ended March 31, 2016.  Our net revenues decreased by $164,156, or 7%, and our cost of sales decreased by $7,751, or 15%.  Our operating expenses decreased by $9,848 as a result of decreased selling and administrative expenses.  We also had a foreign exchange transaction gain of $10,641 between the three months ended March 31, 2016 compared to a loss of $2,118 for the three months ended March 31, 2015. We also had a gain on derivative liability of $7,001 the three month ended March 31, 2016.

Liquidity and Capital Resources

For the three months ended March 31, 2016, we had net loss of $30,370.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $2,200 for depreciation and amortization, and ($3,036) for severance benefits.  We had the following changes in assets and liabilities: decreases of $3,282 in accounts receivable, increase of $5,074 in inventory, increase of $3,048 in the prepaid expenses and other assets, an increase of $17,325 in accounts payable and other payables and an increase of $6 in the advance receipts on contracts.  We had decreases of $313 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $19,028 for the three months ended March 31, 2016.

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

Date: August 24, 2016	RadTek, Inc.
	By	/s/ Dr. Kwanghyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: August 24, 2016	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)