Form 10-Q
period 2016-09-30
RadTek, Inc
filed 2016-11-16
CIK 1487252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 11, 2016 – 121,507,050 shares of common stock.

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

September 30, 2016 (Unaudited)

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

Condensed Statements of consolidated comprehensive income

Condensed Consolidated Statements of Cash Flows

8

Notes to Condensed Consolidated Financial Statements

9

RADTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(US dollar in units)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)	(Audited-Restated)

Current assets:
Cash and cash equivalents	$14,188	$78,301
Accounts receivable, net	120,753	128,341
Prepaid expenses and other assets	12,302	1,132,317
Inventories	-	2,850
Total Current assets	147,243	1,341,809

Investment	-	-
Property and equipment, net	-	-
Intangible assets	75,257	77,163
Security deposits	30,101	28,157
	105,358	105,320

Total assets	$252,601	$1,447,129

Liabilities and equity
Current liabilities:
Accounts and other payable	$537,580	$403,258
Short-term borrowings	337,499	315,700
Loan from related party	115,000	100,000
Advances from related party	980,025	895,528
Advance payments on contracts	32,732	1,304,222
Convertible Note	-	5,000
Derivative Liability	-	7,001
Other current liabilities	8,989	6,344
	2,011,825	3,037,053
Non-current liabilities:
Accrued severance benefits, net	53,687	43,279
	53,687	43,279

Total liabilities	2,065,512	3,080,332

Equity:
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding shares: 0
Common stock;
Authorized: 1,990,000,000 shares, $0.001 par value
Issued and outstanding: 121,507,050 and 121,507,050 shares
as of September 30, 2016 and December 31, 2015, respectively	176,882	176,882
Additional paid-in capital	1,651,700	1,651,700
Treasury Stock (55,375,000 shares)	(375,053)	(375,053)
Accumulated other comprehensive loss	(36,871)	105,130
Accumulated deficits	(3,229,569)	(3,191,862)

Total equity	(1,812,911)	(1,633,203)

Total liabilities and equity	$252,601	$1,447,129

The accompanying notes are an integral part of these financial statements.

RADTEK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
for the periods ended September 30, 2016 and 2015

					(US dollar in units)
		Three Months Ended		Nine Months Ended

		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenues		$101,091	$35,142	$1,518,260	$330,583

Cost of sales		81,075	29,230	1,283,416	124,857

Gross profit		20,016	5,912	234,844	205,726

Operating expenses:
Depreciation and Amortization		2,355	1,419	6,827	4,445
Selling and administrative expenses		134,546	93,400	303,152	305,140

Total Operating expenses		136,901	94,819	309,979	309,585

Gain(Loss) from operations		(116,885)	(88,907)	(75,135)	(103,859)

Other income(expenses):
Interest expense, net		(3,505)	1,329	(10,325)	(335)
Foreign exchange transaction gain (loss)		34,321	(29,892)	40,374	(40,887)
Gain on derivative liability		-		7,001	-
Other income, net		7	-	377	-
		30,823	(28,563)	37,427	(41,222)
Income for the year before tax		(86,062)	(117,470)	(37,708)	(145,081)
Provision for income tax		-	-	-	-
Net income		(86,062)	(117,470)	(37,708)	(145,081)

Other Comprehensive income (loss)
Foreign currency translation adjustments		(128,637)	78,530	(142,001)	107,368

Comprehensive income (loss)		$(214,699)	$(38,940)	$(179,709)	$(37,713)

Earnings per share:
-	Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
-	Weighted Average Outstanding Shares	121,507,050	121,475,892	121,507,050	121,383,674

The accompanying notes are an integral part of these financial statements.

RADTEK INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2016 and 2015
(US dollar in units)

	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain(loss)	$(37,708)	$(145,081)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation and amortization	6,827	4,445
- Severance benefits	10,408	2,527
- Gain on derivative laibility	(7,001)
Change in assets and liabilities, net of the effect of acquisitions:
- Accounts receivable	7,588	(40,477)
- Inventory	2,850	1,513
- Prepaid expenses and other assets	1,120,015	(248,774)
- Accounts payable and other payable	134,322	(19,281)
- Advance payments on contracts	(1,271,490)	282,888
- Accrued liabilities and other liabilities	2,645	(1,629)
Net cash provided by (used in) operating activities	(31,544)	(163,869)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan receivable	-	(518,736)
Security deposit		(1,380)
Net cash used in financing activities	-	(520,116)

CASH FLOWS FROM FINANCING ACTIVITIES:

- Proceeds from stock issuance	-	13,359
- Proceeds from short-term borrowing		181,662
- Payment of convertible note	(5,000)
- Loan from related party	15,000	(60,000)
- Advances from related parties	84,497	417,427
Net cash provided by financing activities	94,497	552,448

Net decrease in cash and cash equivalent	62,953	(131,537)
Effect of exchange rate changes	(127,066)	114,809
Cash and cash equivalent at beginning of year	78,301	213,247

Cash and cash equivalent at end of year	$14,188	$196,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	10,325	335

The accompanying notes are an integral part of these financial statements.

RadTek, Inc.

Consolidated Notes to the Financial Statements

September 30, 2016 (Unaudited)

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

On December 31, 2012, RadTek, Co., Ltd. entered into an agreement to acquire a company (a Nevada corporation) listed on “Over-the-Counter” Market of the United States. This transaction was completed in February 2013, and has resulted in the acquisition of 89.6% of the outstanding voting shares of the listed company at the consideration of $367,000 including transaction expenses. All amounts recorded as treasury stock in consolidated balance sheet as of September 30, 2016 and December 31, 2015.

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

(b) Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The consolidated financial statements include the accounts of RadTek, Inc. and its 100% owned subsidiary, RadTek, Co. Ltd., a company incorporated in Korea. All significant intercompany balances and transactions have been eliminated upon consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2015.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses over the past years which have resulted in stockholders’ accumulated deficits of approximately $3,217 thousand and a working capital deficit of approximately $1,865 thousand at September 30, 2016.  These conditions raise uncertainty about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$ -	$ 2,850
Finished goods	-	-
Total	$ -	$ 2,850

Note 3 – Intangibles

The Company’s intangible assets are composed of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Patents	$ 13,057	$ 12,213
Technical rights	109,333	102,271
	122,389	114,484
Accumulated amortization	(47,132)	(37,321)

Intangible assets, net	$ 75,257	$ 77,163

Direct costs incurred in obtaining patents and technical rights are capitalized. These patents and rights are subject to amortization as their lives are statutorily limited in South Korea, typically over the period of twenty years. Accordingly, they are being amortized over the statutory lives. Management considered recoverability of the balances of these assets and determined that no adjustment was necessary as of September 30, 2016.

Amortization expenses for the nine month ended September 30, 2016 and 2015 were $6,827 and $4,445, respectively.

Note 4 – Short-term Borrowings

Short term borrowings consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Note payable to a bank at interest rate of 4.39%. The line matures in November 2016. (KRW 150,000,000)	$ 136,824	$ 127,987
Notes payable to individuals at interest rate of 0% to 7%. The maturity is August 10, 2016 (KRW220,000,000)	200,675	187,713
Total short-term borrowings	$ 337,449	$ 315,700

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

       For the nine month ended

                               September 30, 2016

Balance at the beginning, December 31, 2015	$ 7,001
Change in fair value of derivative	7,001
Balance at end of period, September 30, 2016	$ -

Note 7– Advances from Related Party

The Company, as need basis, borrows funds from a shareholder. The borrowings are unsecured and payments are made at the Company’s discretion. The borrowings are non-interest rate.  Total borrowing as of September 30, 2016 and December 31, 2015 were $980,025 and $895,528 respectively.

Note 8 – Loan from related parties

As of September 1, 2015, the Company borrowed $100,000 from related party. The interest is 2.5% per annum and repayment date is September 2, 2016. As of September 30, 2016, accrued interest of $2,716 was recorded as other payable. On September 1, 2016, the repayment date is extended to September 1, 2017.

On September 28, 2016, the Company entered loan agreement of up to $250,000 with related party. The Company borrowed $15,000 on September 28, 2016. The interest is 2.5% per annum and repayment date is September 29, 2017.

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

The Company contracted with SKTelecom for maintenance service of Korea Customs Service’s ‘Cargo Inspection Center II in Busan New Port.’ The contract ends on Dec 31, 2018 and the amount is 762,685,000 KRW ($672,000). The Company recognized revenue of KRW 97,500,000 ($84,000) for the nine month ended September 30, 2016. Due to the contract condition with SKTelecom, the Company must have had a service contract with linear accelerators manufacturer, Varian Medical Systems. The service contract with Varian Medical Systems started from June 1, 2015 and it ends until May 31, 2019 or it expires if the Company decides not to continue managing the container inspection center. The Company agreed to make quarterly payment of $10,590 to Varian Medical Systems.

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

Results of Operations

For the three months ended September 30, 2016, we earned net revenues of $101,091.  Our cost of sales was $81,075, resulting in a gross profit of $20,016.  We incurred depreciation and amortization expenses of $2,355 and incurred selling and administrative expenses of $134,546.  We recorded a loss in interest expense net of $3,505, incurred a gain due to foreign exchange transaction of $34,321.  As a result, we recorded net loss of $86,062.  We had foreign currency translation adjustments of $128,637 resulting in our comprehensive loss of $214,699 for the three months ended September 30, 2016.

Comparatively, for the three months ended September 30, 2015, we earned net revenues of $35,142.  Our cost of sales was $29,230, resulting in a gross profit of $5,912.  We incurred depreciation and amortization expenses of $1,419, incurred selling and administrative expenses of $93,400.  We incurred an interest gain of $1,329 and recorded a foreign exchange transaction loss of $29,892.  As a result, we recorded net loss of $117,470.  We had a positive foreign currency translation adjustment of $78,530, resulting in a comprehensive loss of $38,940 for the three months ended September 30, 2015.

The decrease in net loss of $31,408 between the three months ended September 30, 2016 compared to the same period ended September 30, 2015 was the result of increased revenues for the three months ended September 30, 2016.  Our net revenues increased by $65,949, or 188%, and our cost of sales increased by $51,845, or 177%.  Our operating expenses increased by $42,082 as a result of increased selling and administrative expenses.  We also had a foreign exchange transaction gain of $34,321 between the three months ended September 30, 2016 compared to a loss of $29,892 for the three months ended September 30, 2015.

Result of Operations for the Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015.

For the nine months ended September 30, 2016, we recorded net revenues of $1,518,260.  Our cost of sales was $1,283,416, resulting in a gross profit of $234,844.  We incurred depreciation and amortization expenses of $6,827 and incurred selling and administrative expenses of $303,152.  We incurred a loss of $10,325 due to interest expenses, and incurred a gain of $40,374 due to foreign exchange transactions.  As a result, we recorded net income of ($37,708).  We had a negative foreign currency translation adjustment of $142,001, resulting in a comprehensive loss of $179,709 for the nine months ended September 30, 2016.

Comparatively, for the nine months ended September 30, 2015, we recorded net revenues of $330,583.  Our cost of sales was $124,857, resulting in a gross profit of $205,726.  We incurred depreciation and amortization expenses of $4,445, and incurred selling and administrative expenses of $305,140.  We incurred a loss of $335 due to interest expenses, and recorded a loss of $40,887 due to foreign exchange transactions.  As a result, we recorded net loss of $145,081.  We had a positive foreign currency translation adjustment of $107,368, resulting in comprehensive loss of $37,713 for the nine months ended September 30, 2015.

The decrease in net loss of $107,373 between the nine months ended September 30, 2016 compared to the same period ended September 30, 2016 was the result of increased revenues and increased cost of sales.  Our net revenues increased by $1,187,677, or 359%, and our cost of sales increased by $1,158,559, or 928%.  Our operating expenses increased by $394 or 0%.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, we had net loss of $37,708.  We had the following adjustments to reconcile net loss to net cash used in the operating activities: $6,827 for depreciation and amortization, $10,408 for severance benefits and $7,001 of gain on derivative liability.  We had the following changes in assets and liabilities: decrease of $7,588 in accounts receivable, decrease of $2,850 in inventory, decrease of $1,120,015 in the prepaid expenses and other assets, an increase of $134,322 in accounts payable and other payables and a decrease of $1,271,490 in the advance receipts on contracts.  We had an increase of $2,645 in accrued liabilities and other liabilities.  As a result, we had net cash used in operating activities of $31,544 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we had a net loss of $145,081.  We had the following adjustments to reconcile net loss to net cash used in operating activities: $4,445 for depreciation and amortization and $2,527 due to severance benefits.  We had the following changes in assets and liabilities: a $40,477 increase in accounts receivable, a $1,513 decrease in inventory, a $248,774 increase due to prepaid expenses and other assets, a $19,281 decrease due to accounts payable, a $282,888 increase due to advance payments on contracts, and a $1,629 decrease due to other current liabilities.  As a result, we had net cash used in operating activities of $163,869 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, there are no investing activities. For the nine months ended September 30, 2015, Company had loan receivable of $518,736 and increased security deposit of $1,380.

For the nine months ended September 30, 2016, we had a loan from a related party of $15,000, and received $84,497 as an advance from related parties, and $5,000 payment on a convertible note.  As a result, we had net cash provided financing activities of 94,497 for the period.

For the nine months ended September 30, 2015, we issued stock for $13,359, we borrowed short-term loan of $181,662, we paid $60,000 to a related party to repay a loan and had $417,427 advances from borrowing from related parties.  As a result, we had net cash provided by financing activities of $552,448 for the nine months ended September 30, 2015.

We had cash or cash equivalents of $14,188 and $78,301 on hand at September 30, 2016 and at December 31, 2015, respectively.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbanes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2016, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**To Be Filed by Amendment: XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

RadTek, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: November 16, 2016	RadTek, Inc.
	By	/s/ Dr. Kwanghyun Kim
Name: KwangHyun Kim Title: President, Chief Executive Officer

Date: November 16, 2016	RadTek, Inc.
	By	/s/ JaeChan Kim
Name: JaeChan Kim Title: Treasurer (Chief Financial Officer)